Form 10-Q
period 1996-03-31
CENTENNIAL TECHNOLOGIES INC
filed 1996-05-14
CIK 919006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996    Commission file number 1-12912


                          CENTENNIAL TECHNOLOGIES, INC.
                          -----------------------------
                          (Exact name of registrant as
                           Specified in its Charter)


       Delaware                                        04-2978400
- -----------------------                 ---------------------------------------
(State of Organization)                 (I.R.S. Employer Identification Number)


                37 Manning Road, Billerica, Massachusetts 01821
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (508) 670-0646
                                 --------------
                (Issuer's telephone number, including area code)


      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No

      As of May 10, 1996, there were 8,296,270 shares of Common Stock, $.01 par value per share, of the issuer outstanding.


                         CENTENNIAL TECHNOLOGIES, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                             -----------

         Item 1. Financial Statements

                 Consolidated Balance Sheets; June 30, 1995 and
                 March 31, 1996 (Unaudited) .............................    1

                 Consolidated Income Statements (Unaudited); Three and
                 Nine Months Ended March 31, 1995 and 1996 ..............    3

                 Consolidated Statements of Cash Flows (Unaudited);
                 Nine Months Ended March 31, 1995 and 1996 ..............    4

                 Notes to Consolidated Financial Statements .............    5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................    12


PART II. OTHER INFORMATION

         Item 4. Summission of Matters to a Vote of Security Holders ....    19

         Item 5. Other Information ......................................    19

         Item 6. Exhibits and Reports on Form 8-K .......................    19


                          CENTENNIAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                               June 30,      March 31,
                                                                 1995           1996
                                                               --------      ---------
                                                                            (unaudited)

Current Assets:
  Cash and cash equivalents ..............................   $   970,446    $12,281,049
  Accounts receivable, net of allowance for doubtful
   accounts of $122,200 and $245,000 at June and March ...     3,932,170      9,587,971
  Inventory ..............................................     8,609,492     16,880,804
  Current portion of notes receivable ....................       767,758      2,563,353
  Deferred taxes .........................................       293,300        335,600
  Other current assets ...................................       870,812      1,466,449
                                                             -----------    -----------

      Total current assets ...............................    15,443,978     43,115,226

Equipment and leasehold improvements, net of accumulated
 depreciation and amortization of $299,355 and $640,487
 at June and March, respectively .........................     1,322,637      3,174,074

Intangible assets, net of accumulated amortization of
 $290,437 and $386,706 at June and March, respectively ...       250,944        154,675

Notes receivable, less current portion ...................     1,072,939        412,225

Investments ..............................................             0        761,743

Other assets .............................................        66,658         65,031

Deferred income taxes ..................................          42,000         37,200
                                                             -----------    -----------

      Total assets .......................................   $18,199,156    $47,720,174
                                                             ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CENTENNIAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   June 30,       March 31,
                                                                     1995           1996
                                                                 -----------    -----------
                                                                                (unaudited)
Current Liabilities:
  Notes payable ..............................................   $ 1,153,167    $         0
  Current portion of long-term obligations ...................       102,645        330,381
  Accounts payable and accrued expenses ......................     3,570,519      2,334,365
  Income taxes currently payable .............................       591,265      2,264,634
  Deferred revenue ...........................................       175,000        125,000
                                                                 -----------    -----------
      Total current liabilities ..............................     5,592,596      5,054,380
                                                                 -----------    -----------

Long-term obligations under capital leases ...................       161,134        461,200

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, none issued ...................................             0              0
  Common stock, $.01 par value; 15,000,000 shares
   authorized, 5,591,288 shares issued and outstanding at
   June 30, 1995 and 8,221,070 shares issued and outstanding
   at March 31, 1996 .........................................        55,913         82,211
  Additional paid in capital .................................    10,213,517     36,912,473
  Retained earnings ..........................................     2,175,996      5,209,910
                                                                 -----------    -----------

      Total stockholders' equity .............................    12,445,426     42,204,594
                                                                 -----------    -----------

      Total liabilities and stockholders' equity .............   $18,199,156    $47,720,174
                                                                 ===========    ===========


                See Notes to Consolidated Financial Statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                      Three Months Ended         Nine Months Ended
                                                           March 31,                 March 31,
                                                   ------------------------   ------------------------
                                                      1995          1996         1995          1996
                                                      ----          ----         ----          ----

Sales ........................................     $3,494,403   $10,560,374   $8,311,628   $25,420,449
Cost of goods sold ...........................      1,928,805     6,584,188    4,485,740    15,886,834
                                                   ----------   -----------   ----------   -----------
Gross margin .................................      1,565,598     3,976,186    3,825,888     9,533,615

General and administrative expenses ..........        801,521     1,254,407    2,162,104     3,269,059
Research and development costs ...............        162,824       434,396      469,786     1,125,572
                                                   ----------   -----------   ----------   -----------

Income from operations .......................        601,253     2,287,383    1,193,998     5,138,984
                                                   ----------   -----------   ----------   -----------

Other income (expense):
  Interest income ............................              0       109,000        9,944       124,608
  Interest expense ...........................        (15,782)     (143,479)     (45,483)     (298,678)
  Other ......................................          2,976             0       (4,532)            0
                                                   ----------   -----------   ----------   -----------

                                                      (12,806)      (34,479)     (40,071)     (174,070)
                                                   ----------   -----------   ----------   -----------

Income before income taxes ...................        588,447     2,252,904    1,153,927     4,964,914

Provision for income taxes ...................        223,140       874,000      438,022     1,931,000
                                                   ----------   -----------   ----------   -----------

Net income ...................................     $  365,307   $ 1,378,904   $  715,905   $ 3,033,914
                                                   ==========   ===========   ==========   ===========

Earnings per share
  Primary ....................................     $      .07   $       .19   $      .14   $       .44
                                                   ==========   ===========   ==========   ===========

  Fully diluted ..............................     $      .07   $       .19   $      .14   $       .44
                                                   ==========   ===========   ==========   ===========


Weighted average shares outstanding
  Primary ....................................      5,130,186     7,281,178    4,941,831     6,905,466
                                                   ==========   ===========   ==========   ===========

  Fully diluted ..............................      5,516,186     7,281,178    5,068,872     6,941,276
                                                   ==========   ===========   ==========   ===========


                See Notes to Consolidated Financial Statements.

                          CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1995             1996
                                                                        ----             ----

Cash flows from operating activities:
  Net income ...................................................    $   715,905     $  3,033,914
  Adjustments to reconcile net income to net cash used
   for operating activities:
    Depreciation  and  amortization ............................        201,875          437,401
    Provision for loss on accounts receivable ..................        (10,400)         280,000
    Deferred income taxes ......................................        (25,101)         (37,500)
    Changes in operating assets and liabilities:
      Accounts receivable ......................................     (2,146,937)      (5,935,801)
      Inventories ..............................................     (2,186,487)      (8,271,312)
      Notes receivable .........................................              0       (1,134,881)
      Other assets .............................................       (344,756)        (597,264)
      Accounts payable and accrued expenses ....................        393,586       (1,236,154)
      Income taxes currently payable ...........................        165,731        1,673,369
      Deferred revenue .........................................              0          (50,000)
                                                                    -----------     ------------
        Net cash used for operating activities .................     (3,236,584)     (11,834,974)
                                                                    -----------     ------------

Cash flows from investing activities:
  Capital expenditures .........................................       (390,389)      (2,192,569)
  Investments purchased ........................................              0         (761,743)
                                                                    -----------     ------------
        Net cash used for investing activities .................       (390,389)      (2,954,312)
                                                                    -----------     ------------

Cash flows from financing activities:
  Net borrowings under line of credit ..........................        987,125       (1,153,167)
  Borrowings from sales leaseback of equipment .................        319,735          702,325
  Payments on equipment financing ..............................        (31,633)        (174,523)
  Net proceeds from exercise of stock options ..................         98,150          697,191
  Net proceeds from exercise of warrants .......................        214,000        5,079,435
  Net proceeds from private placement ..........................      1,140,569                0
  Net proceeds from secondary offering of Common Stock .........              0       20,948,628
                                                                    -----------     ------------

        Net cash provided by financing activities ..............      2,727,946       26,099,889
                                                                    -----------     ------------

Net increase (decrease) in cash and cash equivalents ...........       (899,027)      11,310,603
Cash and cash equivalents at beginning of the period ...........        981,070          970,446
                                                                    -----------     ------------
Cash and cash equivalents at end of the period                      $    82,043     $ 12,281,049
                                                                    ===========     ============

                See Notes to Consolidated Financial Statements.

                          CENTENNIAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

      The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current fiscal periods' presentation.

NOTE B - Unaudited Consolidated Financial Statements

      The accompanying consolidated financial statements of the Company as of March 31, 1996 and for the three and nine months then ended are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year or any future period.

NOTE C - Industry Segment

      The Company designs, manufactures and markets PC cards used primarily by original equipment manufacturers for industrial and commercial applications. No one customer or group of related customers accounted for more than 10% of the Company's sales in any of the last three fiscal years. During the nine months ended March 31, 1996, one customer, a distributor that often serves as a purchasing agent for some of the Company's OEM customers, accounted for approximately 12% of the Company's sales.

NOTE D - Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE E - Concentration of Credit Risk

      Financial   instruments   which   potentially   subject   the  Company  to
concentration of credit risk consist principally of cash and trade receivables.

      The Company maintains cash and cash equivalents with a major financial institution with high credit standing and invests available cash in money market securities of the bank and securities backed by the United States government.

      At March 31, 1996, seven customers of the Company accounted for approximately $5.1 million, or 53% of the Company's accounts receivable balance. If any of these customers fail to pay the Company on a timely basis, it could have an adverse effect on the Company's financial condition and results of operations.

NOTE F - Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. Long-term notes receivable and notes payable are carried at amounts that approximate fair value.

NOTE G - Earnings Per Share

      Primary earnings per share data are based on outstanding shares of Common Stock and shares of Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Fully diluted earnings per share data are based on outstanding shares of Common Stock and shares of Common Stock assumed to be outstanding to reflect the maximum dilutive effect of stock options and warrants.

      The difference between primary and fully diluted weighted average shares outstanding resulted primarily due to the differences in the average and ending market prices of the Company's Common Stock during the periods presented.

      For the Company's calculation of fully diluted earnings per share the maximum dilutive effect has been realized with respect to options and warrants outstanding during the periods presented as the Company's end of the period market price of the Company's Common Stock exceeded the average market price for the periods.

NOTE H - Stock Split

      The Company effected a three-for-two stock split of its outstanding shares of Common Stock in the form of a stock dividend on August 30, 1995. All references in the financial statements to the number of shares, weighted average number of shares outstanding and related prices, per share amounts, and stock plan data reflect this split.

NOTE I - Pervasiveness of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE J - Accounting Standards

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") which is effective for fiscal 1997. The Company intends to adopt the disclosure only alternative under SFAS 123. The adoption of SFAS 123 is not expected to have a material impact on the Company's financial statements.

NOTE K - Inventories

      Inventories consisted of the following:

                                                            June 30,      March 31,
                                                              1995          1996
                                                            --------      ---------

Raw material, primarily electronic components .........    $4,512,000    $ 4,950,000
Work in process .......................................     1,814,000     11,081,000
Finished goods ........................................     2,283,000        850,000
                                                           ----------    -----------
                                                           $8,609,000    $16,881,000
                                                           ==========    ===========

      The Company maintains a level of inventory that it believes is necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

NOTE L - Notes Receivable

      In fiscal 1995, the Company sold inventory and accounts receivable to an unrelated party for cash and two promissory notes as consideration. The notes with an original aggregate principal amount of approximately $1,840,000 are collateralized by certain assets of the maker, bear interest at a rate of 9% per annum and are payable in equal quarterly installments in 1996 and 1997. At March 31, 1996, the note receivable balance was approximately $1,330,000.

      In March 1996, the Company advanced approximately $1,600,000 in loans to four corporations that develop technologies complimentary to that of the Company. These loans are evidenced by promissory notes, payable upon demand and bear interest at the rate of 9% per annum. During April 1996, one of the corporations repaid $250,000 of these loans.

NOTE M - Debt

Line of credit:
- ---------------

      On November 8, 1995, the Company renewed its revolving line of credit agreement with a bank. Under the renewed line of credit agreement the Company may borrow up to $7,500,000 at the bank's prime interest rate (8.25% at March 31, 1996). The renewed credit agreement limits borrowings to a percentage of receivables and inventory and contains certain covenants relating to the Company's net worth and indebtedness, among others. The line of credit is secured by substantially all the assets of the Company. As of March 31, 1996, the Company repaid the line and had approximately $7,406,000 available under the terms of the credit agreement.

Long-term obligations under capital leases:
- -------------------------------------------

      In December 1994, the Company entered into an equipment lease financing arrangement with the bank that is currently providing the Company with its line of credit. This arrangement has been accounted for as a financing transaction, and accordingly the subject equipment is recorded as an asset for financial statement purposes and is being depreciated. This arrangement involves a loan with an original principal amount of approximately $320,000 which bears interest of 8.6%, has a term of three years and requires minimum annual payments of principal and interest of approximately $121,000.

      In September 1995 and October 1995 the Company completed the refinancing of certain other equipment under its lease financing agreement with the bank. These loans each have a term of three years. The loans with original principal amounts aggregating approximately $691,000 bear interest at rates of 7.2% and 9.7% and require minimum annual payments of principal and interest of approximately $263,000.

NOTE N  - Completion of Initial Public Offering

      On April 19, 1994, the Company conducted the initial public offering of 1,500,000 shares of its Common Stock, and 1,150,000 redeemable common stock purchase warrants (the "Reedemable Warrants"), resulting in net proceeds to the Company of approximately $4,664,000. Each Redeemable Warrant enabled the holder to purchase one and one-half shares of Common Stock for $7.20. In connection with the Company's initial public offering, the Company issued warrants (the "Representative's Warrants") to purchase 300,000 shares of Common Stock to the representative of the underwriters for the offering at an average exercise price of $6.15 per share.

      The Redeemable Warrants were redeemable by the Company in whole or in part, at $.20 per Redeemable Warrant provided that the closing price of the Common Stock as quoted on the American Stock Exchange equaled or exceeded $6.00 per share for 10 consecutive trading days. If any Redeemable Warrant called for redemption was not exercised, it would have ceased to be exercisable and the holder would have been entitled only to the redemption price of the Redeemable Warrant.

NOTE O - Exercise of Warrants

      During the nine months ended March 31, 1996, Redeemable Warrants to purchase 1,006,897 of Common Stock were exercised, resulting in net proceeds to the Company of approximately $4.6 million. As of March 31, 1996, none of the Redeemable Warrants remained outstanding.

      During the nine months ended March 31, 1996, Representative's Warrants to purchase 82,050 shares of Common Stock of the Company were exercised and resulted in net proceeds to the Company of approximately $488,000. At March 31, 1996, Representative's Warrants to purchase 123,000 shares of Common Stock remained outstanding.

NOTE P - Secondary Offering

      On March 19, 1996, the Company conducted a secondary public offering of 1,350,000 shares of its Common Stock, resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters exercised their option to purchase 75,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.

NOTE Q - Stock Option Plans

      Under the Company's 1994 Stock Option Plan (the "Plan") incentive and nonqualified stock may be granted to employees, officers, Directors and consultants of the Company. At June 30, 1995, there were reserved for issuance under the Plan, 750,000 shares of Common Stock and there were outstanding options to purchase a total of 383,150 shares of Common Stock at exercise prices ranging from $3.50 to $5.54 per share. Options granted under the Plan generally vest over a three-year period. During the nine months ended March 31, 1996, options to purchase 190,835 shares of Common Stock of the Company were exercised at exercise prices ranging from $3.50 to $5.54 per share, resulting in net proceeds to the Company of approximately $697,000.

      In December 1994, the Company's adopted the Formula Stock Option Plan (the "Formula Plan), which is designed to incentivize non-employee Directors. Under the Formula Plan options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. The Company has reserved ninety thousand (90,000) shares of Common Stock for issuance under the Formula Plan. The exercise price of the options granted to a non-employee Director is 85% of the fair market value of the shares of Common Stock on the date of the grant and the options vest and are exercisable on the date of the grant. The exercise price of the options granted to a non-emploee Director upon subsequent election as a Director is at fair market value of the shares of Common Stock on the date of the grant and vest and are exercisable one year from the date of grant. During fiscal 1995, pursuant to the Formula Plan, non-employee Directors were granted options aggregating 52,500 shares of Common Stock of the Company at a price ranging from $4.66 to $11.90 per share. During fiscal 1995, the Company incurred a compensation charge of $52,650 in connection with the stock options granted under the Formula Plan. In April 1996, a new Director was granted options to purchase 7,500 shares of Common Stock of the Company at a price of $15.03.

NOTE R - Related Party Transactions

      In July 1995, the Company entered into an agreement with a consulting firm with respect to acquistions and investments. A non-employee Director of the Company is a principal of the consulting firm. The Company agreed to pay the consulting firm $3,500 per month and the reimbursement of certain travel expenses related to its consulting services. The Company may terminate this agreement with thirty days notice.

      During the nine months ended March 31, 1996, the Company advanced, as loans, approximately $325,000 to three executive officers of the Company. At March 31, 1996, the balance due from these executives was approximately $136,000. In April 1996, the Company advanced an additional $120,000 to one of these executives. These demand loans bear interest at 9% per annum and have been classified as other current assets in the accompanying financial statements.

NOTE S - Investments

      The Company has invested and intends to continue to invest in early-stage companies that have technologies or capabilities complementary to those of the Company. The Company's investments in nonconsolidated companies owned 20% or more are accounted for using the equity method. Investments in companies owned less than 20% are carried at cost.

      In July 1995, the Company purchased a minority interest in a corporation which provides Internet services. The Company invested $10,000 as equity. In September 1995, the Company entered into a guaranty for the payment of the corporation's lease payments for its premises aggregating approximately $500,000. To date, the Company has not made any payments in connection with this guaranty. The President and a shareholder of the corporation was a Director of the Company from February 1994 through November 1995. In April 1996, the Company purchased an additional minority interest in the corporation for approximately $550,000. These investments are carried on the equity method of accounting.

      In October 1995, the Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology is designed to increase the speed and processing capabilities of PC Cards. The Company carries this investment at cost since it cannot exercise significant influence over this entity.

      In February 1996, the Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, the Company holds a warrant to purchase 100,000 shares of common stock of the corporation at an exercise price of $1.00 per share. This warrant expires in three years from date of issuance. The Company carries this investment at cost since it cannot exercise significant influence over this entity.

      In February 1996, the Company purchased for $250,000 a minority interest in a contract manufacturer which has surface mount, chip on board and ceramic printing capabilities. The Company carries this investment at cost since it cannot exercise significant influence over this entity.

      In April 1996, the Company purchased for $250,000 a minority interest in a holding company of various technology-related corporations and purchased a minority interest for $386,500 in a corporation which develops, manufactures and markets products for vehicle and fleet management. The Company carries these investments at cost since it cannot exercise significant influence over these entities.

                          CENTENNIAL TECHNOLOGIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Centennial Technologies, Inc. (the "Company") designs, manufactures and markets an extensive line of PC cards used primarily by original equipment manufacturers ("OEMs") for products in industrial and commercial applications. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications. The Company was incorporated and began operations in 1987 to develop and commercialize font cartridges for laser printers. Beginning in fiscal 1992, the Company gradually de-emphasized the marketing and sales of font cartridges in order to focus on the rapidly growing PC Card market.


Results of Operations

Comparison of Three Month Periods Ended March 31, 1996 and 1995

      Sales. Sales increased 202% to approximately $10.6 million for the three months ended March 31, 1996 from approximately $3.5 million for the three months ended March 31, 1995, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 98% in the third quarter of fiscal 1996 from approximately 90% in the third quarter of fiscal 1995. The growth in the Company's PC card sales resulted primarily from expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. The decrease was attributable to weakening demand for font cartridges as laser printer fonts are increasingly being delivered through PC cards rather than cartridges, and the gradual shift in the Company's focus, commenced in fiscal 1992, away from font cartridges and towards the PC card market.

      Gross Margin. Gross margin increased 154% to approximately $4.0 million for the three months ended March 31, 1996 from approximately $1.6 million for the three months ended March 31, 1995. As a percentage of sales, gross margin decreased to 37.7% in the third quarter of fiscal 1996 from 44.8% for the same period in the prior year, primarily due to an increase in the costs of electronic components used in the Company's products and to the continuing shift in product mix from font cartridges to lower margin PC cards. The Company expects that its gross margin, as a percentage of sales, in future periods will continue to decrease as compared to the gross margin of same period of the prior year due to higher component costs and increased competition.

      General and Administrative Expenses. General and administrative expenses increased 57% to approximately $1.3 million for the three months ended March 31, 1996 from approximately $802,000 for the three months ended March 31, 1995. The increase was primarily due to expanded marketing and sales efforts, increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment and to an increase in personnel. As a percentage of sales, general and administrative expenses decreased to 11.9% in the third quarter of fiscal 1996 from 22.9% for the same period in the prior year due primarily to the higher sales levels.

      Research and Development Expenses. Research and development expenses increased 167% to approximately $434,000 for the three months ended March 31, 1996 from approximately $163,000 for the three months ended March 31, 1995. As a percentage of sales, research and development expenses were 4.1% for the third quarter of fiscal 1996 as compared to 4.7% for the same period of the prior year. In addition to its research and development spending, the Company has invested in companies with technologies and capabilities complementary to those of the Company and has licensed proprietary technology from third parties.

      Income from Operations. Income from operations increased 280% to approximately $2.3 million for the three months ended March 31, 1996 from approximately $601,000 for the three months ended March 31, 1995, primarily as a result of increased sales, which were partially offset by higher component costs and increases in general and administrative and research and development expenses. As a percentage of sales, income from operations increased to 21.7% for the third quarter of fiscal 1996 from 17.2% for the same period of the prior year.

      Net Interest Expense. Net interest expense was approximately $34,000 for the three months ended March 31, 1996 compared to net interest expense of approximately $16,000 for the three months ended March 31, 1995. The increase in interest expense was due to increased borrowings by the Company.

      Provision for Income Taxes. Provision for income taxes increased 292% to $874,000 for the three months ended March 31, 1996 from approximately $223,000 for the three months ended March 31, 1995. The Company's effective tax rate increased to 38.8% for the three months ended March 31, 1996 from 37.9% for the three months ended March 31, 1995.

Comparison of Nine Month Periods Ended March 31, 1996 and 1995.

      Sales. Sales increased 206% to approximately $25.4 million for the nine months ended March 31, 1996 from approximately $8.3 million for the nine months ended March 31, 1995, primarily as a result of increased volume of sales of PC cards. Sales of PC cards, as a percentage of total sales, increased to approximately 97% in the first nine months of fiscal 1996 from approximately 83% in the first nine months of fiscal 1995. The growth in the Company's PC card sales resulted primarily from expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. This decrease was attributable to weakening demand for font cartridges as laser printer fonts are increasingly being delivered through PC cards rather than font cartridges, and the gradual shift in the Company's focus, commenced in fiscal 1992, away from font cartridges and toward the PC card market.

      Gross Margin. Gross margin increased 149% to approximately $9.5 million for the nine months ended March 31, 1996 from approximately $3.8 million for the nine months ended March 31, 1995. As a percentage of sales, gross margin decreased to 37.5% in the first nine months of fiscal 1996 from 46.0% for the same period in the prior year, primarily due to an increase in the cost of electronic components used in the Company's products and to the continuing shift in product mix from font cartridges to lower margin PC cards. The Company expects that its gross margin will continue to decrease as a percentage of sales in future periods as compared to the gross margin of the same period of the prior year due to higher component costs and increased competition.

      General and Administrative Expenses. General and administrative expenses increased 51% to approximately $3.3 million for the nine months ended March 31, 1996 from approximately $2.2 million for the nine months ended March 31, 1995. The increase was due to expanded sales and marketing efforts, increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment and to an increase in personnel. As a percentage of sales, general and administrative expenses decreased to 12.9% for the first nine months of fiscal 1996 from 26.0% for the same period in the prior year due primarily to the higher sales level.

      Research and Development Expenses. Research and development expenses increased 140% to approximately $1.1 million for the nine months ended March 31, 1996 from approximately $470,000 for the nine months ended March 31, 1995. As a percentage of sales, research and development expenses were 4.4% for the first nine months of fiscal 1996 as compared to 5.7% for the same period year of the prior year. In addition to its research and development spending, the Company has invested in companies with technologies and capabilities complementary to those of the Company and has licensed proprietary technology from third parties.

      Income from Operations. Income from operations increased 330% to approximately $5.1 million for the nine months ended March 31, 1996 from approximately $1.2 million for the nine months ended March 31, 1995, primarily as a result of increased sales, which were partially offset by higher component costs and increases in general and administrative and research and development expenses. As a percentage of sales, income from operations increased to 20.2% for the first nine months of fiscal 1996 from 14.4% for the same period of the prior year.

      Net Interest Expense. Net interest expense was approximately $174,000 for the nine months ended March 31, 1996 compared to net interest expense of approximately $36,000 for the nine months ended March 31, 1995. The increase in interest expense was due to increased borrowings by the Company.

      Provision for Income Taxes. Provision for income taxes increased 341% to approximately $1.9 million for the nine months ended March 31, 1996 from approximately $438,000 for the nine months ended March 31, 1995. The effective tax rate increased to 38.9% for the nine months ended March 31, 1996 from 38.0% for the nine months ended March 31, 1995.


Liquidity and Capital Resources

      Since inception, the Company has financed its activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

Operating Activities

      At March 31, 1996, working capital was approximately $38.1 million compared to working capital of approximately $9.9 million at June 30, 1995. During the nine months ended March 31, 1995 and 1996, the Company experienced negative cash flow from operations of approximately $11.7 million and $3.2 million, respectively. Cash from operations during these periods was used primarily to finance inventory and accounts receivable.

      During the nine months ended March 31, 1995 and 1996, the Company used cash from operations of approximately $2.2 million and $8.3 million, respectively, to finance increases in inventory. The Company maintains a level of inventory that it believes is necessary to offer a wide variety of products, to respond quickly to customer orders and to lessen exposure to supply shortages and price increases associated with components used in the Company's products. In the past, there have been shortages of such components. If a portion of the Company's inventory were to be deemed obsolete, it would result in a write-down of the inventory value and could materially adversely affect the Company's financial condition and results of operations.

      During the nine months ended March 31, 1995 and 1996, the Company used cash from operations of approximately $2.1 million and $5.9 million, respectively, to finance increases in accounts receivable resulting from increased sales. The Company's days sales outstanding at June 30, 1995 and March 31, 1996 were 81 days and 72 days, respectively. At March 31, 1996, seven customers of the Company accounted for approximately $5.1 million, or 53%, of the Company's accounts receivable balance. If any of these customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

      During the nine months ended March 31, 1996, the Company used approximately $1.2 million to reduce accounts payable and accrued expenses. In addition, during the nine months ended March 31, 1996 the Company used approximately $1.6 million to make loans to companies with technologies and capabilities complimentary to the Company. Approximately $500,000 of other loans advanced by the Company were repaid during the nine months ended March 31, 1996.

Investing Activities

      As of March 31, 1996, the Company had no material commitmens for capital expenditures. However, the Company anticipates that it will continue to invest in capital assets as required to support its product development efforts and general business needs. In the first nine months of fiscal 1995 and 1996, the Company invested approximately $390,000 and $2.2 million, respectively, in capital assets, primarily in manufacturing equipment. The Company may also enter into license agreements and joint ventures in the future, which could require capital outlays.

      In July 1995, the Company purchased for $10,000 a minority interest in a corporation which provides Internet services. The Company has also guaranteed the payment of the corporation's lease payments for its premises aggregating approximately $500,000. To date, the Company has not made any payments in connection with this guaranty. The President and a shareholder of the corporation was a Director of the Company from February 1994 through November 1995. In April 1996, the Company purchased an additional minority interest in the corporation for approximately $550,000.

      In October 1995, the Company purchased a minority interest for $250,000 in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology is designed to increase the speed and processing capabilities of PC cards.

      In February 1996, the Company purchased for $250,000 for a minority interest in a corporation which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, the Company holds a warrant to purchase 100,000 shares of common stock of the corporation at an exercise price of $1.00 per share. This warrant expires in three years from date of issuance.

      In February 1996, the Company purchased a minority interest for $250,000 in a contract manufacturer which has surface mount, chip on board and ceramic printing capabilities.

      In April 1996, the Company purchased a minority interest for $250,000 in a holding company of various technology-related corporations and purchased a minority interest for $386,500 in a corporation which develops, manufactures and markets products for fleet management.

      The Company has invested and intends to continue to invest in early-stage companies that have technologies or capabilities complementary to those of the Company. Because these companies are typically privately held, the Company may not have the ability to liquidate such investments. No assurance can be given that the companies in which the Company has invested or may invest in the future will develop successful products or technologies beneficial to the Company or that such investments will be economically justified. In addition, if companies in which the Company invests are not successful, the Company would have to write-off or write-down such investments, which would result in the Company recognizing an expense in the period in which such adjustment occurs.

Financing Activities

      In November 1995, the Company renewed its revolving line of credit agreement with a bank, pursuant to which the Company may borrow up to the lesser of (i) $7.5 milliion or (ii) an amount based on the Company's eligible accounts receivable and inventory. Interest on borrowings is at the bank's prime interest rate (8.25% at March 31, 1996). Under the terms of this credit agreement, which expires in November 1996 and is secured by substantially all of the assets of the Company, the Company is required to comply with certain covenants relating to the Company's net worth and indebtness, among others. At March 31, 1996, there was approximately $7.4 million available for borrowing under this credit agreement.

      The bank providing the Company's revolving credit line has extended an additional $2.0 million for lease financing and a foreign exchange line. At March 31, 1996, there were three loans outstanding under this additional line aggregating approximately $792,000 with respect to the leasing of certain equipment. The loans have terms of three years and bear interest at rates ranging from 7.2% to 9.7% per annum.

      During the nine months ended March 31, 1996, options to purchase 190,835 shares of Common Stock of the Company were exercised at exercise prices ranging from $3.50 to $5.54 per share, resulting in net proceeds to the Company of approximately $697,000.

      During the nine months ended March 31, 1996, warrants to purchase approximately 1,089,000 shares of Common Stock were exercised, resulting in net proceeds to the Company of approximately $5.1 million. These proceeds were used for working capital and general corporate purposes.

      On March 9, 1996 the Company conducted a subsequent public offering of 1,350,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters exercised their option to purchase 75,000 share of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.


      Management believes it has sufficient cash resources and other sources of working capital to meet the Company's current cash requirements.


Inflation

      The impact of inflation on the operations of the Company is not considered to be significant.


Seasonality

      The Company generally does not experience seasonality with respect to the sale of its products; however, the Company has experienced reduced sales to certain customers in European countries during the months of July and August. During the fiscal 1995 and first nine months of fiscal 1996, the Company derived approximately 23% and 14%, respectively, of its total sales from outside the United States.

                          CENTENNIAL TECHNOLOGIES, INC.

                          PART II - Other Information


Items 1 through 5:    Not applicable

Item 6.               Exhibits and Reports on Form 8-K
                      --------------------------------

                     (a)   No exhibits are filed herewith.

                     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                          CENTENNIAL TECHNOLOGIES, INC.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       Centennial Technologies, Inc.
                                       -----------------------------
                                       (Registrant)



May 13, 1996                           /s/ Emanuel Pinez
                                      ------------------
                                      (Signature)
                                      Emanuel Pinez
                                      Chief Executive Officer


May 13, 1996                           /s/ James M. Murphy
                                       -------------------
                                       (Signature)
                                       James Murphy
                                       Chief Financial Officer