Form 10-K
period 1996-06-30
CENTENNIAL TECHNOLOGIES INC
filed 1996-09-30
CIK 919006

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 1996
                         Commission file number 1-12912

                         CENTENNIAL TECHNOLOGIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              04-2978400
- -------------------------------                               -----------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification No.)

37 Manning Road, Billerica, Massachusetts                             01821
- -----------------------------------------                            ---------
(Address of principal executive offices)                             (Zip Code)

                                 (508) 670-0646
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                      on which registered
         -------------------                      -------------------

         Common Stock                             American Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X                               No
                      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         The registrant had revenues of $37,847,681 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 18, 1996 was $210,537,276. As of September 26, 1996, 8,522,720 shares of Common Stock, $.01 par value per share, of the registrant were outstanding.

         Certain items of Part III of this Form 10-K incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1996 Annual Meeting of Stockholders.









                                     PART I


         Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition, expansion into new markets, future sales mix (PC cards and contract manufacturing services), future supply of raw materials, gross margins and the Company's customer base. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 1.  BUSINESS.

OVERVIEW

         Centennial Technologies, Inc. (the "Company") designs, manufactures and markets an extensive line of PC cards. A PC card is a rugged, lightweight, credit card sized device inserted into a dedicated slot in a broad range of electronic equipment that contain microprocessors, such as portable computers, telecommunications equipment, manufacturing equipment and vehicle diagnostic systems. The Company sells its PC cards primarily to original equipment manufacturers ("OEMs") for industrial and commercial applications. The Company's PC cards provide increased storage capacity, communications capabilities and programmed software for specialized applications. These specialized applications include data acquisition and processing, navigation, information encryption and security.

         The OEM market served by the Company has rigorous demands for quality products, technical service and support and rapid order turnaround. The Company provides its OEM customers with comprehensive PC card solutions, including in-house design, programming, engineering, manufacturing and private labeling. The Company believes its ability to provide a full range of services, rapid order turnaround and manufacturing flexibility to accommodate both large and small production runs provides a competitive advantage in servicing the OEM market. The Company manufactures PC cards for over 200 customers, including Bay Networks, Inc., Digital Equipment Corporation, Philips Electronics N.V., Sharp Electronics Corporation, Trimble Navigation, Inc. and Xerox Corporation.

         The principal executive offices of the Company are located at 37 Manning Road, Billerica, Massachusetts 01821. The Company's telephone number is
(508) 670-0646.

RECENT DEVELOPMENTS

         In May 1996, the Company entered into an agreement to form Centennial Technologies (Thailand) Limited ("Centennial Thailand"), which would provide contract manufacturing services for third parties, as well a serve as an offshore manufacturer of the Company's PC cards. Under the agreement, the Company will acquire a 51% interest in Centennial Thailand in exchange for $1.25 million in cash. The remaining 49% will be held by an unaffiliated company. The Company expects Centennial Thailand to begin operations by January 1997. No assurance can be given that Centennial Thailand will commence operations on schedule, or that it will not experience significant and unforeseen expenses, costs and delays, which could have a material adverse effect on the Company's business, financial position and results of operations.

         In July 1996, the Company purchased a majority interest in Design Circuits, Inc. ("DCI"), a contract manufacturer of printed circuit boards and related products primarily for OEMs. For the eight months ended June 30, 1996 and the fiscal years ended October 31, 1995 and 1994, sales at DCI totaled approximately $11,450,000, $9,070,000 and $8,482,000, respectively, and net income (losses) totaled approximately ($529,000) , ($1,418,000) and $171,000, respectively. The Company acquired approximately a 75% interest in DCI in exchange for approximately $3.2 million in cash and 125,000 shares of the Company's common stock (the "Common Stock"). The remaining 25% of DCI was acquired by outside investors for approximately $2.4 million.

         The Company believes that DCI and Centennial Thailand may benefit from the Company's existing supply relationships and customer contacts. In addition, the Company believes that it may benefit from exposure to the products and customers of DCI and Centennial Thailand. Although no assurance can be given, many of these products may be used in applications suitable for PC cards, such as those manufactured by the Company.

TECHNOLOGY AND INDUSTRY BACKGROUND

         PC cards

         In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems, such as mobile communication systems, communications switches, medical devices, navigation systems, cellular telephones, portable computers, digital cameras and portable data collection terminals. PC card characteristics, such as shock and vibration tolerance, low power usage, small size and speed, are better suited for many of these emerging applications than are characteristics of traditional hard drives and floppy disks. In addition, PC cards can provide features, such as additional or specialized memory technologies, that previously resided on computer add-in boards or required external hardware devices.

         The primary types of memory used in the Company's products are as follows:

                  Flash Memory. Flash memory is an application of non-volatile memory used to retain stored data after a system's power is turned off. Flash memory also permits the user to rewrite data. Because of these characteristics, flash memory has become one of the fastest growing segments of the memory market. Flash memory modules are used in a wide and growing range of applications, including industrial control and instrumentation, networking, automotive diagnostics and consumer electronics.

                  SRAM. Static random access memory, or SRAM, offers two principal advantages, high speed and low power consumption, over other storage devices. High speed SRAM may be used to augment other memory or to accelerate data processing by disk drives.

                  OTP Memory/Mask ROM. One-time programmable ("OTP") memory and Mask ROM memory cannot be rewritten. These types of memory are generally used in read-only applications and contain system programming or data that will remain unchanged.

         PC cards may contain configurations of more than one type of memory, as
well  as   communications   software   and   related   connection   devices  for
facsimile/modems and local area networks.

         PC cards connect directly to an electrical device on a computer's main circuit board, which contains both the computer memory and the central processing unit ("CPU"). This direct connection results in more rapid retrieval of information than with hard drives and floppy disks, which must have data transferred to the main circuit board before it is available to the CPU. Additionally, unlike hard drives and floppy disks, PC cards generally do not have moving parts and therefore require less energy consumption and are generally more rugged. These advantages have become important as computing devices become smaller and more portable.

         OEMs sell equipment containing PC cards for a wide range of industrial and commercial applications, including network management, inventory control, remote site monitoring, automobile diagnostics, data encryption and navigation. These systems often are subjected to rough handling, are used in a variety of temperature and humidity conditions and are required to operate for significant amounts of time without external power sources or frequent battery changes. In addition, the information stored on PC cards is frequently processed by a computer system, and must therefore be easily transferable. The Company primarily targets OEM customers in the following four industries: Communication (routers, cellular data, local area networks); Transportation (fleet data recording, navigation, auto diagnostics); Medical (medical devices); and Mobile (handheld data collection terminals, notebooks, palmtops, personal digital assistants).

         The Company produces PC cards that conform to standards adopted by the Personal Computer Memory Card International Association ("PCMCIA"), as well as PC cards with specific characteristics. Revenues from the sale of PC cards accounted for approximately 98% of the Company's revenues for fiscal 1996. PC card sales may comprise a lower percentage of the Company's total sales in future periods due to the recent acquisition of DCI, a contract manufacturer, and the commencement of contract manufacturing operations at Centennial Thailand, expected in January 1997.

         Contract Manufacturing Services

         The Company offers contract manufacturing services through its majority owned subsidiaries, DCI and Centennial Thailand, the latter of which is scheduled to begin operations in January 1997. DCI currently manufactures, and Centennial Thailand is expected to manufacture, printed circuit boards and related products for a variety of industrial, commercial and consumer applications. The Company believes that it will benefit by exposure to these applications, many of which may be suitable for PC cards, such as those manufactured by the Company.

PRODUCTS

         In fiscal 1996, 1995 and 1994, PC cards comprised approximately 98%, 86% and 58%, respectively, of the Company's total sales. The Company's PC cards contain memory chips for storage, input/output chips for transmitting and receiving data, and memory chips with programmed software and other devices for specific applications.

         Memory Cards

         The Company's PC memory cards, which may contain flash, SRAM or OTP computer memory chips, are used to provide storage capacity. PC memory cards are used in office automation products, consumer electronics, inventory control devices, palmtop and pen-based computers and communications equipment, including smart phones. Palmtop and pen-based computers generally require external storage capacity, such as provided by PC cards, because the size and power constraints of palmtop and pen-based computers prohibit the use of floppy disks and hard drives. PC memory cards may also contain data or software for specific industrial and commercial applications, described below.

         Input/Output Cards

         The Company's PC input/output cards contain special computer chips designed to transmit data through facsimile/modems and over local area and wireless communication networks.

         Application-Specific Cards

         Application-specific PC cards ("ASIC cards") are generally designed by the Company in cooperation with an OEM for a specific industrial or commercial application. The Company's ASIC cards may contain memory chips that are programmed with specific data, embedded software, or other devices. The Company has developed ASIC cards for the following applications:

                  Communications. PC cards are used in high-end cellular telephones and other personal communication devices, which need small storage devices that are shock and vibration tolerant and require low amounts of power to operate. One of the Company's customers purchases PC cards to store application information used in screen phones with either standard or customized SRAM memory. Screen phones combine certain functionality of a computer or personal digital assistant ("PDA") with that of a telephone.

                  Data Acquisition and Conversion. PC cards are used for data acquisition and data conversion for serial interfaces and in mixed signal converters, such as the Company's "frame grabber" PC card which allows conversion of analog video signal to digital format. These cards may be used to display images recorded by digital camera on a personal computer. Other data acquisition and conversion cards are used by field personnel to gather information, which can then be transmitted and downloaded to computing devices in remote offices.

                  Navigation Systems. The Company markets PC cards for navigation systems, such as Global Positioning Satellite ("GPS") equipment. GPS systems use a receiver to interpret signals collected from a dedicated network of satellites that circle the earth, providing data on the position, direction, altitude and speed of an object. This data is communicated directly to a host computer via a PC card interface, which transfers the data to the application software by emulating a serial communication port on the GPS receiver. The Company sells these cards to OEMs that manufacture navigation systems used in rental cars, fleet vehicles, emergency and rescue vehicles, airplanes, ships, and military vehicles.

                  Printer cards. The Company's PC cards are used in laser printers to deliver additional fonts with applications to desktop publishing, work processing and spreadsheet preparation. This application had previously been served by font cartridges. With the gradual acceptance of PCMCIA standards, there has been a migration toward the delivery of additional fonts through PC cards rather than through font cartridges.

                  Security.  The Company  offers Crypta  Plus(TM) cards used for security and data encryption. These cards control access to stored information through the use of passwords. The user can be authenticated to the card and the user/card combination can be authenticated to remote systems and services. In addition, the Crypta Plus(TM) card can store passwords with varying access levels (i.e., read-only or read-write). These cards are compatible with host computers incorporating PCMCIA standards.

                  Transportation. The Company develops PC cards used to interact with on-board information systems embedded into air, marine and land based vehicles. These fleet management systems provide a variety of vehicle diagnostic and driver monitoring functions such as recording top speeds, idle time, fuel efficiency and distance traveled.

         Other Products

         The Company provides other products based on flash memory technology. Flash memory requires no power to retain data and is electronically programmable, two characteristics that, combined, are not present in other memory chips. Based on these advantages, the Company believes the use of flash memory may become more prevalent in industrial and commercial equipment. Management believes that the introduction of flash SIMM Modules (defined below) and miniature cards could complement the Company's extensive PC card product offerings and provide the Company's OEM customers with more alternatives to address data acquisition and processing needs.

                  CompactFlash(TM) and MiniCards(TM). The Company offers miniature flash cards, which are removable flash memory devices that fit into small electronic devices such as compact digital cameras through slots that are smaller than those designed for PC cards. Miniature flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology in a modified mechanical package with modified electrical connections. The Company offers two types of miniature flash cards.

                  The CompactFlash (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for miniature flash cards, of which the Company is a member. The CompactFlash uses an ATA design that relies on an on-board microprocessor.

                  The MiniCard (a trademark of Intel Corporation) is based upon a design promoted by Intel. The MiniCard uses a linear design, as opposed to the ATA design of the CompactFlash, and requires no on-board microcontroller. The Company's strategy is to offer both types of flash cards to its OEM customers.

                  SIMM Modules. The Company also sells flash Single In-line Memory Modules ("SIMM modules"). SIMM modules are a type of compact circuit board assembly consisting of flash memory devices and related circuitry. Electronic systems increasingly employ SIMM modules as building blocks in system design. SIMM modules allow OEMs to configure a system with a variety of different levels of memory, thus enabling OEMs to address cost-effectively multiple price points or applications with a single base system design. In addition, the use of SIMM modules enables OEMs to offer a relatively easy path to upgrade a microprocessor or other device. The Company introduced SIMM modules in the fourth quarter of fiscal 1995.

CUSTOMER SALES AND MARKETING

         The Company targets industrial and commercial applications for PC cards in the communications, transportation, medical device and mobile computing industries.

         Direct Sales Force. The Company markets its products through a direct sales force of 12 sales people, of which ten focus on the OEM market, one focuses on the corporate end-user market and one focuses on sales to government agencies. The Company's sales staff operates from the Company's main office in Billerica, Massachusetts, as well as domestic sales offices located in Los Angeles and Santa Clara, California. In addition, the Company has established foreign sales offices in Montreal, Canada, Camberley, England and Munich, Germany.

         Sales to OEMs. OEMs may incorporate the Company's products in equipment sold to third parties, resell the Company's PC cards on a private label basis, or resell them under the Centennial brand name. The Company's sales staff and engineers often work with OEM engineers to design and engineer PC cards to OEM requirements, which often leads to the Company providing custom-designed PC cards for specific applications. The Company believes its interaction with OEM customers provides exposure to emerging technologies and applications, facilitating a proactive approach to product design. The Company's sales to its OEM customers are generally made pursuant to purchase orders rather than long-term sales agreements.

         Sales to Corporate End-Users and Government Agencies. The Company also markets its products to corporate end-users directly and through value-added resellers. Corporate end-users purchase PC cards to provide additional memory and for communications applications for local area networks and data and facsimile/modems. In addition, they purchase specialty cards for terminal emulation, mixed signal converters and data encryption. The Company recently began to market PC cards to the United States government for data encryption and for use in conjunction with GPS equipment in military equipment and vehicles. Data encryption devices are used by federal agencies to ensure the security of confidential information.

         Manufacturer' Representatives and Distributors. The Company has agreements with 15 manufacturers' representatives, who market to OEMs, and with foreign distributors, who distribute the Company's products in international markets. The Company also sells a limited number of Centennial brand-name PC cards on a wholesale basis to distributors of computer products and peripherals that stock and sell the Company's products in the retail distribution channel.

         International Sales. Approximately 12%, 23% and 22% of the Company's sales in fiscal 1996, 1995 and 1994, respectively, were made outside the United States, primarily in western European countries, Israel and Canada. In fiscal 1996, substantially all of the Company's foreign sales were made in United States dollars; however, fluctuations in currency exchange rates could, in the future, cause the Company's products to become less price competitive in a particular country, leading to a reduction in sales or profitability in that country. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control.

         Major  Customers.   During  the  fiscal  1996,  two  customers,   whose
individual sales exceeded 10% of total sales, accounted for an aggregate of approximately 25% of the Company's sales. No one customer accounted for more than 10% of the Company's sales during fiscal 1995 and 1994.

MANUFACTURING

         PC Cards

         The Company's PC card manufacturing process includes programming, production, assembly, ultrasonic welding, cleaning, final assembly, labeling and packaging. All of these operations are conducted at the Company's manufacturing facility in Billerica, Massachusetts. The Company's manufacturing facility has generally operated on a two shift, five day per week basis.

         Manufacturing Flexibility. The Company has designed its manufacturing facility to accommodate its customers' requirement for rapid order turnaround. The Company's manufacturing process may be converted to accommodate the production of different products with a minimum of down time. In addition, by maintaining a substantial portion of its manufacturing in-house, the Company believes it can respond quickly to meet customers needs, adapt rapidly to changes in the marketplace, and coordinate better the manufacturing process with product design, engineering and marketing functions.

         In fiscal 1996, the Company subcontracted a small portion of its manufacturing to a Canadian electronic assembly contract manufacturer with specialized manufacturing capabilities, which include wire bonding and ceramic printing. The Company believes its ability to subcontract a portion of its manufacturing will give it greater flexibility with respect to manufacturing capacity. The Company acquired a minority interest in this manufacturer in February 1996. In addition, the Company believes its recent acquisitions of DCI and Centennial Thailand will give it additional manufacturing flexibility in future periods.

         Product Quality and Testing Procedures. The Company continually seeks to improve product quality. The Company's zero defect policy, implemented in April 1995, is designed to ensure that there are no defects in PC card products shipped from the Company's facility. In connection with this effort, the Company hired additional production and testing engineers and established additional quality control checks throughout its manufacturing process. In October 1995, the Company became a certified ISO 9001 manufacturer with respect to its Billerica, Massachusetts facility. Certification requires that the Company undergo an annual audit of certain policies and procedures.

         Manufacturing Efficiency. The Company places a high priority on maintaining efficient operations. The Company has established automated production lines in order to reduce cost and increase throughput. For example, the Company uses ultra-sonic welders that encase the Company's PC cards more efficiently than manual labor and produce a more rugged card with better protection against electrostatic discharge.

         Contract Manufacturing Services

         The Company offers contract manufacturing services through its majority-owned subsidiaries, DCI and Centennial Thailand, the latter of which is scheduled to commence operations in January 1997. DCI primarily manufactures printed circuit boards and related products using similar equipment and processes employed by the Company. Centennial Thailand is also expected to manufacture printed circuit boards and related products. No assurance can be given that Centennial Thailand will commence operations on schedule, or that it will not experience significant and unforeseen expenses, costs and delays, which could have a material adverse effect on the Company's business, financial position and results of operations.

SOURCES OF SUPPLY

         The Company has, from time to time, experienced shortages in electronic components used to manufacture PC cards, specifically computer memory chips. The Company expects such supply shortages to continue, particularly for electronic components used in products targeted at high-growth market segments. These components may include flash and SRAM memory chips, many of which are subject to industry-wide allocation by chip suppliers.

         The Company purchases certain key components from sole or single source vendors for which alternative sources are not currently available. The Company does not maintain long-term supply agreements with any of its vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial position and results of operations. The Company relies on certain sole source suppliers to provide components used in certain of the Company's products. No assurance can be given that such suppliers or one or more of the Company's other vendors will not reduce supplies to the Company, which could have a material adverse effect on the Company's business, financial position and results of operations. Even where alternative sources of supply are available, if a major vendor were to reduce supplies to the Company, the Company may be forced to spend a significant amount of time to qualify an additional vendor and obtain adequate supplies. In addition, shortages of electronic components may result in higher prices, which could have a material adverse effect on the Company's business, financial position and results of operations. The Company seeks to maintain close working relationships with its suppliers to ensure timely and reliable delivery.

ENGINEERING AND PRODUCT DEVELOPMENT

         The Company directs its engineering and design efforts at products for which the Company believes there is growing market demand and strong margins. In particular, the Company seeks to meet the requirements of its OEM customers by applying the latest available technology and the PC card design and engineering know-how it has gained from its focus on the PC card market. For many of its OEM customers, the Company provides engineering and design support to help integrate the Company's products into OEM equipment. OEMs often require PC cards for new applications within the Company's target markets. By working with these OEMs, the Company believes it is exposed to new market opportunities for its PC cards.

         The Company also seeks to establish close working relationships with suppliers of computer chips used by the Company. In this manner, the Company attempts to stay abreast of new technologies suitable for the Company's products. The Company's research and development strategy is to design PC cards that (i) cost less to produce; (ii) consume less power; and (iii) are more reliable and durable. In addition, the Company seeks to design new PC cards and other related products for which it believes there is substantial market demand. In connection with this effort, the Company has designed SIMM Modules and miniature flash cards, each of which utilize existing flash memory technology in a modified storage and delivery format.

         As of June 30, 1996 the Company employed 18 individuals in engineering and product development, two of which are executive officers of the Company. During fiscal 1996, 1995 and 1994, the Company's research and development expenses totaled approximately $1,434,000, $753,000 and $567,000, or 3.8%, 6.1% and 6.9%
of sales, respectively. The Company expenses all software development costs as incurred.

         The Company's business strategy includes investing in companies which offer the Company access to complementary technologies, additional manufacturing capacity, and new markets within the Company's target industries. In September 1995, the Company purchased a minority interest in an Internet service provider. The Company believes a market will exist for PC cards used in connection with secure Internet transactions of the type provided by this company. In fiscal 1996, the Company also invested in a developer of small form factor hard drives designed to increase the speed and processing capabilities of PC cards, in a manufacturer of automated industrial imaging systems used in the production of printed circuit boards and in a contract manufacturer located in Quebec, Canada. In addition, the Company recently purchased minority interests in a holding company of various technology-related corporations and a company which develops, manufactures and markets products for vehicle and fleet management.

LICENSE AND DISTRIBUTOR AGREEMENTS

         The Company, from time to time, enters into license and distribution agreements to acquire the rights to technology which the Company believes is complementary to that of its products.

         In June 1994, the Company entered into an agreement under which the Company licenses from a third party certain proprietary technology relating to a PC flash memory card with a built-in encryption integrated circuit. These cards can be used in mobile and desktop computers to protect data and applications, including during their transmission over wired and wireless networks. The initial term of this license agreement was one year. In June 1995, the Company renewed the license for an additional fifteen month period. The license provides for annual license fees, which the Company pays quarterly based on number of units sold. The minimum annual license fee payable by the Company was $100,000 during the first year of the license and for the 15-month period ending
September 30, 1996. Under the current terms of the license, this fee will increase by 100% annually for each additional year the license is renewed through September 1999. The Company has the right to terminate this license when the current term expires in September 1996.

         In January 1995, the Company entered into a three-year license agreement with a third party to license certain proprietary technology relating to a 38 pin edge memory card used in automotive, medical and other industrial applications. This license grants the Company the exclusive right to manufacture and sell products using this technology in North America, Europe and Japan. The license provides for an initial license fee of $300,000 and a 3% royalty on all sales of products utilizing the licensed technology. The Company may renew the license for successive one-year terms after the initial term upon payment by the Company of a $100,000 renewal fee.

PROTECTION OF PROPRIETARY INFORMATION

         The Company's products require technical know-how to engineer and manufacture. To the extent proprietary technology is involved, the Company relies on trade secrets that it seeks to protect, in part, though confidentiality agreements with employees, consultants and other parties. No assurance can be given that these agreement will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, existing or potential competitors of the Company. The Company generally does not seek to protect its proprietary information through patents or registered trademarks, although it may seek to do so in the future. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of its rights. In addition, no assurance can be given that the Company's products will not infringe any patents of others. Litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

         The Company currently licenses certain proprietary and patented technology from third parties. No assurance can be given that such licenses will provide meaningful protection from competitors. Even if a competitor's products were to infringe on the technology subject to such licenses held by the Company, it would be costly for the Company to enforce its rights in an infringement action and would divert funds and management resources from the Company's operations. No assurance can be given that the Company will be able to defend adequately or prosecute a claim.

INSURANCE

         The Company maintains coverage for the customary risks inherent in the operation of a manufacturing facility and a business in general. Although the Company believes its insurance policies to be adequate in amount and coverage for its current operations, no assurance can be given that its coverage will, in fact, be or will continue to be available in adequate amounts or at a reasonable cost or that such insurance will be adequate to cover any future claims against the Company.

COMPETITION

         The markets in which the Company competes are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Mitsubishi Electronic Corporation, Intel Corporation, Epson of America, Inc. and Fujitsu Microelectronics, Inc. Certain of these competitors also supply the Company with raw materials, including electronic components that are from time to time subject to industry-wide allocation. Such competitors may have the ability to manufacture PC cards at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater financial, marketing and technological resources than the Company.

         The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative solutions that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, which include product quality and performance, order turnaround, the provision of competitive design capabilities, success in developing new applications for PC cards, adequate manufacturing capacity, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitor in a given market, price and general market and economic conditions. In addition, increased competitive pressure may lead to intensified price competition, resulting in lower prices and gross margins, which could materially adversely affect the Company's business, financial position and results of operations. No assurance can be given that the Company will compete successfully in the future.

EMPLOYEES

         As of June 30, 1996, the Company had 119 full-time employees, of which seven were executive officers, 17 were involved with sales and marketing functions, 16 were involved with engineering and product development, 13 were involved with administration, and 66 were involved with manufacturing.

         None of the Company's employees are represented by a labor union, and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company maintains its principal executive offices and manufacturing operations in a 22,000 square foot leased facility in Billerica, Massachusetts. The Company currently pays rent in the amount of approximately $7,400 per month, pursuant to a lease that expires on November 5, 1997. The lease contains an option to renew for an additional five year period. The lease provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

         DCI leases approximately 51,000 square feet of manufacturing and office space in Southborough, Massachusetts pursuant to a lease under which DCI pays approximately $19,300 per month, plus a pro rata share of operational and maintenance costs. This lease expires on November 30, 1997.

         Centennial Thailand has agreed to lease an aggregate of approximately 12,400 feet of manufacturing and office space in Thailand pursuant to two leases under which it will pay an aggregate of approximately $13,200 per month.

         The Company also maintains sales offices in Los Angeles, California; Santa Clara, California; Montreal, Canada; Camberley, England and Munich, Germany. The monthly rent for these four offices aggregates to approximately $5,800 per month.

         The Company believes that its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not presently involved in any material pending litigation. The Company may, from time to time, be involved in litigation either as a plaintiff or defendant. Such litigation may be costly to the Company and may divert management and other resources away from the operations of the Company. No assurance can be given that any litigation in which the Company is involved will not materially adversely affect the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal 1996, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

         The Company's Common Stock has been traded on the American Stock Exchange ("AMEX") since April 12, 1994. On September 18, 1996, the last sale price for the Common Stock as reported by AMEX was $33.00 per share. The Company's publicly traded redeemable common stock purchase warrants (the "Redeemable Warrants") were traded on AMEX from April 12, 1994 through December 7, 1995, at which time all of the Redeemable Warrants had been exercised.

         For the periods indicated, the following table sets forth the range of high and low sale prices for the Common Stock and Redeemable Warrants as reported by AMEX.

COMMON STOCK(1)

                                                                        HIGH    LOW
                                                                        ----    ---

FISCAL 1995
July 1, 1994 through September 30, 1994                               $  6 3/8  $ 3 1/2
October 1, 1994 through December 31, 1994                                6 5/8    5 1/4
January 1, 1995 through March 31, 1995                                   7 7/8    5 1/8
April 1, 1995 through June 30, 1995                                     16        7 1/4

FISCAL 1996
July 1, 1995 through September 30, 1995                                 18 5/8   13 3/8
October 1, 1995 through December 31, 1995                               20 3/4   12 1/2
January 1, 1996 through March 31, 1996                                  22       17 1/8
April 1, 1996 through June 30, 1996                                     30 7/8   16 5/8

REDEEMABLE WARRANTS
                                                                       HIGH     LOW
                                                                       ----     ---
FISCAL 1995
July 1, 1994 through September 30, 1994                               $  2 1/2  $   5/8
October 1, 1994 through December 31, 1994                                2 7/8    1 3/8
January 1, 1995 through March 31, 1995                                   4 3/4    1 3/4
April 1, 1995 through June 30, 1995                                     17        3 7/8

FISCAL 1996
July 1, 1995 through September 30, 1995                                 21       13 5/8
October 1, 1995 through December 7, 1995                                23       11 3/4


(1) All high and low sale prices for the Common Stock have been (i) adjusted to reflect a 3 for 2 stock split effected on August 30, 1995 and (ii) rounded to the nearest 1/8.

         As of September 18, 1996, there were 107 holders of record of the Company's Common Stock. Based upon the number of record holders, the Company estimates there are approximately 4,400 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Company's audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of June 30, 1992 and 1993 and for the years ended June 30, 1992 and 1993 have been derived from audited financial statements not included herein.


                                                                      Fiscal Years Ended June 30,
                                                     ------------------------------------------------------------
                                                        1996         1995          1994         1993      1992
                                                     ----------  -----------   -----------   ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:

Sales............................................... $37,848       $12,445        $8,213       $6,301     $3,138
Cost of goods sold..................................  23,636         6,833         4,523        3,419      1,501
                                                      ------         -----         -----        -----      -----
Gross margin........................................  14,212         5,612         3,690        2,882      1,637
General and administrative expenses.................   4,591         3,366         1,889        1,566        880
Research and development costs......................   1,434           752           567          444        401
                                                      ------         -----         -----        -----      -----
Income from operations..............................   8,187         1,494         1,234          872        356
Net interest expense................................      17            64           161           53         15
Loss on sale of receivables to factor...............       -             -            77           59          -
Amortization of discount on bridge financing........       -             -           248            -          -
                                                      ------         -----         -----        -----      -----
Income before income taxes..........................   8,170         1,430           748          760        341
Provision for income taxes..........................   3,268           556           284          318         93
                                                      ------         -----         -----        -----      -----
Net income..........................................$  4,902       $   874       $   464    $     442   $    248
                                                    ========       =======       =======    =========   ========
Net income per share, primary(1)....................$    .67       $   .16       $   .14    $     .15   $    .08
                                                    ========       =======       =======    =========   ========
Net income per share, fully diluted(1)..............$    .66       $   .14       $   .14    $     .15   $    .08
                                                    ========       =======       =======    =========   ========
Weighted average shares outstanding, primary........   7,339         5,512         3,325        3,000      3,000
Weighted average shares outstanding, fully
   diluted..........................................   7,433         6,287         3,325        3,000      3,000




                                                                                June 30,
                                                     -----------------------------------------------------------
                                                        1996         1995           1994         1993     1992
                                                     ----------    ---------      ---------    -------  --------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Current assets...................................     $48,191       $15,160        $6,437        $3,179   $1,036
Total assets.....................................      55,782        18,199         7,553         4,049    1,117
Current liabilities..............................       9,129         5,593         1,132         2,982      510
Working capital..................................      39,062         9,567         5,305           197      527
Stockholders' equity.............................      46,045        12,445         6,419         1,043      602

- -------------------------
(1)      See Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition, expansion into new markets, future sales mix (PC cards and contract manufacturing services), future supply of raw materials, gross margins and the Company's customer base. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

         The Company designs, manufacturers and markets an extensive line of PC cards used primarily by OEMs for products in industrial and commercial applications. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

         The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. Beginning in fiscal 1992, when the Company began designing, manufacturing and marketing PC cards, the Company gradually de-emphasized the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market. As the Company effected this shift in focus, the Company's sales increased from $6.3 million in fiscal 1993 to $37.8 million in fiscal 1996. Net income has correspondingly increased from $442,000 in fiscal 1993 to $4.9 million in fiscal 1996.

         The Company's gross margin has decreased from 45.7% in fiscal 1993 to 37.5% in fiscal 1996. The declining gross margin has been attributable to the shift in the Company's product mix from font cartridges to lower margin PC cards and, more recently, to increases in the cost of certain electronic components used in the Company's PC cards. The cost of these components generally stabilized during the latter half of fiscal 1996. PC card sales may comprise a lower percentage of the Company's total sales in future periods due to the recent acquisition of DCI, a contract manufacturer, and the commencement of contract manufacturing operations at Centennial Thailand, expected in January 1997. The Company expects to realize lower gross margins associated with its future contract manufacturing services than those realized from the sale of its PC cards. Therefore, the Company anticipates that its gross margins may decline in future periods. In future periods, the minority shareholders of DCI and Centennial Thailand will share in a portion of the equity and operating results of such subsidiaries to the extent of their respective interests.

         In April 1994, the Company completed its initial public offering of Common Stock and Redeemable Warrants, resulting in net proceeds to the Company of approximately $4.7 million. Such proceeds were used to expand the Company's sales and marketing capabilities, repay indebtedness, increase manufacturing capacity, and for other general corporate purposes. The exercise of the Redeemable Warrants issued in connection with the Company's initial public offering resulted in additional proceeds to the Company of $3.8 million and $5.2 million in fiscal 1995 and 1996, respectively.

       In March 1996, the Company conducted a subsequent public offering of 1,350,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters exercised their option to purchase 75,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.

       The Company's acquisition activities prior to its March 1996 offering have not, to date, had a material effect on its results of operations. During fiscal 1993, the Company acquired two font cartridge product lines for aggregate consideration of approximately $714,000 in cash and approximately $216,000 in assumed liabilities. In June 1994, the Company issued 13,500 shares of Common Stock to acquire Centennial Technologies, Ltd. (formerly Delamere Enterprises, Ltd.), a U.K. distributor of PC cards and related products. During fiscal 1996, the Company invested approximately $2,500,000 to acquire minority interests in six companies with technologies or capabilities complementary to those of the Company. In addition, in May 1996, the Company agreed to acquire a majority interest in Centennial Thailand and in July 1996, the Company acquired a majority interest in DCI.

       The following table sets forth certain statement of operations data as a percentage of sales for the periods indicated:


                                                                      Fiscal Years Ended June 30,
                                                     ----------------------------------------------------------
                                                        1996         1995             1994       1993     1992
                                                        ----         ----             ----       ----     ----

Sales..............................................   100.0%       100.0%        100.0%        100.0%    100.0%
Cost of goods sold.................................    62.5         54.9          55.1          54.3      47.8
                                                       ----         ----          ----          ----      ----
Gross margin.......................................    37.5         45.1          44.9          45.7      52.2
General and administrative expenses................    12.1         27.0          23.0          24.9      28.1
Research and development costs.....................     3.8          6.1           6.9           7.0      12.8
                                                       ----         ----          ----          ----      ----
Income from operations.............................    21.6         12.0          15.0          13.8      11.3
Net interest expense...............................       -          0.5           2.0           0.8       0.4
Loss on sale of receivables to factor..............       -            -           0.9           0.9         -
Amortization of discount on bridge financing.......       -            -           3.0             -         -
                                                       ----         ----          ----          ----      ----
Income before income taxes.........................    21.6         11.5           9.1          12.1      10.9
Provision for income taxes.........................     8.6          4.5           3.5           5.1       3.0
                                                       ----         ----          ----          ----      ----
Net income.........................................    13.0%         7.0%          5.6%          7.0%      7.9%
                                                      =====        =====         =====         =====     =====

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Years Ended June 30, 1996 and 1995

          Sales. Sales increased 204% to approximately $37.8 million in fiscal 1996 from approximately $12.4 million in fiscal 1995, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 98% in fiscal 1996 from approximately 86% in fiscal 1995. The growth in the Company's PC card sales resulted primarily from expansion of the PC card market, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. This decrease was attributable primarily to weakening demand for font cartridges as laser printer fonts are increasingly being delivered through PC cards rather than font cartridges, and the gradual shift in the Company's focus, commenced in fiscal 1992, away from font cartridges and toward the PC card market.

         Sales outside of the United States represented 12% of sales in fiscal 1996 compared to approximately 23% of sales in fiscal 1995. In fiscal 1996, two customers, whose individual sales exceeded 10% of total sales, accounted for an aggregate of approximately 25% of the Company's sales. If either of these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial position and results of operations. No one customer or group of related customers accounted for more than 10% of the Company's sales in fiscal 1995 and 1994.

          Gross Margin. Gross margin increased 153% to approximately $14.2 million in fiscal 1996 from approximately $5.6 million in fiscal 1995. As a percentage of sales, gross margin decreased to 37.5% in fiscal 1996 from 45.1% for fiscal 1995, primarily due to an increase in the cost of electronic components used in the Company's products and to the continuing shift in product mix from font cartridges to lower margin PC cards. The Company expects that its gross margin will continue to decrease as a percentage of sales in future periods due to lower margins associated with sales of contract manufacturing services provided by the Company's recently acquired majority-owned subsidiaries, higher component costs, and increased competition that could result in lower prices.

          General and Administrative Expenses. General and administrative expenses increased 36% to approximately $4.6 million in fiscal 1996 from approximately $3.4 million in fiscal 1995. The increase was due to expanded sales and marketing efforts, increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment and to an increase in personnel. As a percentage of sales, general and administrative expenses decreased to 12.1% in fiscal 1996 from 27.0% for fiscal 1995 primarily due to the Company's increased sales. The Company intends to amortize the goodwill associated with its recent acquisition of a majority interest in DCI over a ten-year period. The annual amortization expense of this goodwill is expected to be approximately $940,000.

          Research and Development Costs. Research and development costs increased 91% to approximately $1.4 million in fiscal 1996 from approximately $753,000 in fiscal 1995. As a percentage of sales, research and development costs were 3.8% in fiscal 1996 as compared to

6.1% for fiscal 1995. In addition to its research and development spending, the Company has invested in companies with technologies and capabilities complementary to those of the Company and has licensed proprietary technology from third parties. See "Business - Engineering and Product Development."

         Income from Operations. Income from operations increased 448% to approximately $8.2 million in fiscal 1996 from approximately $1.5 million in fiscal 1995 primarily as a result of increased sales, which were partially offset by higher component costs and increases in general and administrative and research and development costs. As a percentage of sales, income from operations was 21.6% in fiscal 1996 as compared to 12.0% for fiscal 1995.

          Net Interest Expense. Net interest expense was approximately $17,000 in fiscal 1996 compared to the net interest expense of $64,000 in fiscal 1995. Interest expense increased by approximately $296,000 due to increased borrowing under its credit agreement. This increase was offset by an increase in interest income of approximately $343,000 generated primarily from the net proceeds received by the Company from its subsequent public offering in March 1996.

          Provision for Income Taxes. Provision for income taxes increased 488% to approximately $3.3 million in fiscal 1996 from approximately $556,000 in fiscal 1995. The effective tax rates were 40.0% and 38.9% for fiscal 1996 and 1995, respectively.

Years Ended June 30, 1995 and 1994

         Sales. Sales increased 52% to approximately $12.4 million in fiscal 1995 from approximately $8.2 million in fiscal 1994, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 86% in fiscal 1995 from approximately 58% in fiscal 1994. Sales of PC cards increased primarily due to expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. The decrease was attributable to weakening demand for font cartridges as laser printer fonts were increasingly being delivered through PC cards rather than font cartridges, and the shift in the Company's focus, commenced in fiscal 1992, away from font cartridges and toward the PC card market.

          Gross Margin. Gross margin increased 52% to approximately $5.6 million in fiscal 1995 from approximately $3.7 million in fiscal 1994. As a percentage of sales, gross margin increased to 45.1% in fiscal 1995 from 44.9% in fiscal 1994.

          General and Administrative Expenses. General and administrative expenses increased 78% to approximately $3.4 million in fiscal 1995 from approximately $1.9 million in fiscal 1994. The increase was due to an increase in the Company's workforce, expanded sales and marketing efforts and increased depreciation expense resulting from the acquisition of additional manufacturing equipment. As a percentage of sales, general and administrative expenses were 27.0% in fiscal 1995 as compared to 23.0% in fiscal 1994.

         Research and Development Costs. Research and development costs increased 33% to approximately $753,000 in fiscal 1995 from approximately
$567,000 in fiscal 1994. As a percentage of sales, research and development costs were 6.1% in fiscal 1995 as compared to 6.9% in fiscal 1994. See "Business
- - Engineering and Product Development."

         Income from Operations. Income from operations increased 21% to approximately $1.5 million in fiscal 1995 from approximately $1.2 million in fiscal 1994, primarily as a result of increased sales, which were partially offset by increases in general and administrative and research and development costs. As a percentage of sales, income from operations was 12.0% in fiscal 1995 as compared to 15.0% in fiscal 1994.

          Net Interest Expense. Net interest expense decreased 60% to approximately $64,000 in fiscal 1995 from approximately $162,000 in fiscal 1994, primarily due to reduced borrowings and, to a lesser extent, lower interest rates.

          Provision for Income Taxes. Provision for income taxes increased 96% to approximately $556,000 in fiscal 1995 from approximately $284,000 in fiscal 1994. The effective tax rates were 38.9% and 38.0% for fiscal 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

Operating Activities

          At June 30, 1996, working capital was approximately $39.1 million compared to working capital of approximately $9.6 million at June 30, 1995. In fiscal 1996 and 1995, the Company experienced negative cash flow from operations of approximately $12.9 million and $5.7 million, respectively.

         During fiscal 1996 and 1995, the Company used cash from operations of approximately $9.6 million and $5.2 million, respectively, to finance increases in inventory. The Company maintains a level of inventory that it believes is necessary to offer a wide variety of products, to respond quickly to customer orders and to lessen exposure to supply shortages and price increases associated with components used in the Company's products. In the past, there have been shortages of such components. If the Company's mix of sales or its assumptions with respect to availability of supplies were to change, management's estimate of inventory valuation may also change, which could result in a write-down of the inventory value and could materially adversely affect the Company's financial position and results of operations. See "Risk Factors - Raw Material Shortages and Single Source Suppliers.

         During fiscal 1996 and 1995, the Company used cash from operations of approximately $8.9 million and $2.4 million, respectively, to finance increases in accounts receivable resulting from increased sales. The Company's days sales outstanding at June 30, 1996 and 1995 were 77 days and 81 days, respectively. At June 30, 1996, two customers of the Company accounted for approximately $4.7 million, or 38%, of the Company accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's financial position and results of operations.

Financing Transactions

          In November 1995, the Company renewed its revolving line of credit agreement with a bank, pursuant to which the Company may borrow up to the lesser of (i) $7.5 million or (ii) an amount based on the Company's eligible accounts receivable and inventory. The Company pays interest on loans at the bank's prime interest rate (8.25% per annum at June 30, 1996). Under the terms of the credit agreement, which expires in November 1996 and is collateralized by substantially all of the assets of the Company, the Company is required to comply with certain covenants relating to the Company's net worth and indebtedness, among others. At June 30, 1996, approximately $4.7 million was outstanding under this credit agreement with approximately $2.8 million remaining available for borrowing. The Company is currently negotiating a renewal of its line of credit agreement.

         The bank providing the Company's revolving credit line has made available an additional $2.0 million of credit for lease financing and foreign exchange. At June 30, 1996, there were loans outstanding under this additional line aggregating approximately $703,000 with respect to the leasing of certain equipment. The loans have terms of three years and bear interest at rates ranging from 7.2% to 9.7% per annum.

          During fiscal 1996, warrants to purchase approximately 1,108,000 shares of Common Stock were exercised, resulting in net proceeds to the Company of approximately $5.2 million. These proceeds were used for working capital and general corporate purposes.

         In March 1996, the Company completed a subsequent public offering of 1,350,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the Company sold an additional 75,000 shares of Common Stock to cover over-allotments in connection with the offering, resulting in additional net proceeds to the Company of approximately $1.2 million.

          Management   believes  its  existing  cash,   cash   equivalents   and
available-for-sale securities, together with its existing credit facilities, are sufficient to meet the Company's current cash requirements.

Investing Transactions

          In fiscal 1996 and 1995, the Company invested approximately $3.9 million and $862,000, respectively, in capital assets, primarily for manufacturing equipment. The Company anticipates that it will continue to invest in capital assets as required to support its manufacturing and product development efforts and general business needs. The Company may also enter into license agreements and joint ventures in the future, which could require capital outlays.

         In fiscal 1996, the Company invested approximately $2.5 million in companies that have technologies or capabilities complementary to those of the Company. Because these companies are typically privately held, the Company may not have the ability to liquidate such investments. No assurance can be given that the companies in which the Company has invested or may invest in the future will develop successful products or technologies beneficial to the Company, or that such investments will be economically justified. In addition, if the companies in which the Company invests are not successful, the Company would have to write-off or write-down such investments, which could result in the Company recognizing a material expense in the period in which such adjustment occurs.

          In July 1996, the Company completed the acquisition of DCI, a provider of manufacturing services to OEMs in the electronics industry, primarily for production of printed circuit boards. The Company acquired a majority equity position in DCI for approximately $3.2 million in cash and 125,000 shares of the Company's Common Stock. This transaction will be accounted for under the purchase method of accounting.

         In August 1996, the Company invested $1.7 million in additional capital assets, primarily for manufacturing equipment. The equipment was financed through lease financing arrangements. The Company has commitments to invest another $1.5 million for manufacturing equipment, which it expects to finance through lease financing arrangements.

INFLATION

          The impact of inflation on the operations of the Company is not considered to be significant.

SEASONALITY

          The Company generally does not experience seasonality with respect to the sale of its products; however, the Company has experienced reduced sales to certain customers in European countries during the months of July and August. During fiscal 1996, 1995 and 1994, the Company derived approximately 12%, 23% and 22%, respectively, of its total sales from outside the United States.

DIVIDENDS

          The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit agreement with its bank prohibits the payment of cash dividends without the bank's consent.

RECENT ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company in fiscal 1997. The Company intends to adopt the disclosure only alternative under SFAS 123. The adoption of SFAS 123 is not expected to have a material impact on the Company's financial statements.

RISK FACTORS

         Historical Product Concentration. PC cards constituted approximately 98% and 86% of the Company's sales in fiscal 1996 and 1995, respectively. The market for PC cards continues to develop and no assurance can be given that computing and electronic equipment which utilize PC cards will not be modified to render the Company's PC cards obsolete or have the effect of reducing demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors could have a material adverse effect on the Company's business, financial position and results of operations.

         Expansion Into New Markets, Recent Acquisition. In July 1996, the Company acquired a majority interest in DCI, a privately held contract manufacturer primarily of printed circuit boards and related products. For its fiscal years ended October 31, 1995 and 1994, DCI reported a net loss of approximately $1,400,000 and net income of approximately $170,000, respectively, and a net loss of approximately $529,000 for the eight months ended June 30, 1996. No assurance can be given that DCI will operate profitably in future periods. If DCI continues to operate at a loss, or operates below the Company's and/or analysts' expectations, the Company's business, financial position and results from operations, as well as the market price of the Company's Common Stock, could be materially adversely affected. Contract manufacturing represents a new business for the Company. The Company may be subject to new competitive pressures and other risks related to this business. No assurance can be given that the Company will be successful in addressing these risks, or that this business will not take time and management resources away from the Company's other operations, which could have a material adverse effect on the Company's business, financial position and results of operations.

         Rapid Technological Change and Need for Continued Product Development. The market for PC cards is characterized by rapid technological change, evolving industry standards and rapid product obsolescence. The Company's growth and future success will depend upon its ability, on a timely basis, to develop and introduce new products, to enhance existing products, to adapt products for various industrial applications and equipment platforms and to gain customer acceptance of these products, enhancements and adaptations. The Company, having more limited resources than many of its competitors, must restrict its development efforts at any given time to a relatively small number of development projects. No assurance can be given that the Company will select the correct projects for development resources or that the Company's development efforts will be successful. In addition, no assurance can be given that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to applicable industry standards. The inability of the Company to introduce, on a timely basis, new products or enhancements that contribute to profitable sales would have a material adverse effect on the Company's business, financial position and results of operations. In addition, the contract manufacturing market is characterized by rapid technological change. The Company's growth and future success in this market will, in addition to the factors described above, depend on its ability to anticipate and respond to technological changes in manufacturing processes on a cost-effective and timely basis, as to which no assurance can be given.

         Raw Material Shortages and Single Source Suppliers. The Company has, from time to time, experienced shortages in the supply of computer memory chips and other electronic components used to manufacture PC cards. The Company expects such supply shortages may continue, particularly with respect to computer memory chips and other electronic components used in products targeted at high-growth market segments. Presently, certain memory chips important to the Company's products are subject to industry-wide allocation by suppliers.

         The Company purchases certain key components from sole or single source vendors for which alternative sources are not currently available. The Company does not maintain long-term supply agreements with any of its vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments which could materially and adversely affect the Company's business, financial position and results of operations. The Company relies on certain sole source suppliers to provide components used in certain of the Company's products. No assurance can be given that such suppliers or one or more of the Company's other vendors will not reduce supplies to the Company. Even where alternative sources of supply are available, if a major vendor were to reduce supplies to the Company, the Company may be forced to spend a significant amount of time to qualify an additional vendor and obtain adequate supplies. The inability to obtain adequate supplies, on a timely basis, could have a material adverse effect on the Company's business, financial position and results of operations. In addition, shortages of electronic components may result in higher prices, which could have a material adverse effect on the Company's business, financial position and results of operations.

         Fluctuations in Quarterly Results; Possible Volatility of Value of Common Stock. The Company's operations may be subject to quarterly fluctuations due to a number of factors, including the timing and delivery of significant orders for the Company's products, competitive pricing pressures, increases in raw material costs, higher costs associated with the expansion of operations, changes in customer and product mix, changes in the Company's distribution channels, production difficulties, quality of the Company's products, increased research and development expenses associated with new product introductions, write-downs or write-offs of investments in other companies, exchange rate fluctuations and market acceptance of new or enhanced versions of the Company's products, as well as other factors, some of which are beyond the Company's control. Any future operating results of the Company below the expectations of public market analysts and investors could materially adversely affect the market price of the Company's Common Stock. The market price of the Company's Common Stock could also be subject to wide fluctuations in response to a number ofitems, such as quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, trading volume, general market trends and other factors.


         Competition. The markets in which the Company competes are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Mitsubishi Electric Corporation, Intel Corporation, Epson of America, Inc., Fujitsu Microelectronics, Inc. Certain of these competitors also supply the Company with raw materials, including electronic components currently subject to industry-wide allocation. Such competitors may have the ability to manufacture PC cards at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater financial, marketing and technological resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully in its PC card business depends on a number of factors, including product quality and performance, order turnaround, the provision of competitive design capabilities, timely response to advances in technology, adequate manufacturing capacity, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, increased competitive pressure may lead to intensified price competition for both PC cards and contract manufacturing services, resulting in lower prices and gross margins, which could materially adversely affect the Company's business, financial position and results of operations. No assurance can be given that the Company will compete successfully in the future.

         Major Customers; Concentration of Credit Risk. In fiscal 1996, two customers, whose individual sales exceed 10% of total sales, accounted for an aggregate of approximately 25% of the Company's sales. If either of these customers were to reduce significantly th amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial position and results of operations. At June 30, 1996, two customers of the Company accounted for approximately $4.7 million, or 38%, of the Company's accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial position and results of operations.

         International Sales. During fiscal 1996, 1995 and 1994, the Company derived approximately 12%, 23% and 22%, respectively, of its total sales from outside the United States. Although the Company's sales are denominated primarily in United States dollars, fluctuations in currency exchange rates could cause the Company's products to become less price competitive in a particular country, leading to a reduction in sales or profitability in that country. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. No assurance can be given that these factors will not have a material adverse effect on the Company's business, financial position and results of operations.

         Failure to Maintain Quality Control Standards and Deliver Products on a Timely Basis. Many of the Company's products and services must meet exacting OEM specifications. As a result, the Company must adopt and adhere to stringent quality control standards for its products and manufacturing processes. No assurance can be given that the quality of the Company's products and services will meet customer requirements in the future. If quality problems occur, the Company could experience increased costs, reschedulings or cancellations of orders and shipments, delays in collecting accounts receivable, increases in product returns and reductions in new purchase orders, any of which could have a material adverse effect on the Company's business, financial position and results of operations. The Company may have a portion of its production manufactured at other facilities, including DCI and Centennial Thailand. No assurance can be given that such facilities, or other manufacturers to whom the Company may subcontract a portion of its production, will produce products for the Company that meet the quality requirements of the Company's customers.

         The Company believes its ability to deliver products rapidly represents an important competitive advantage. No assurance can be given, however, that future delays or interruptions in production caused by problems with product quality, supply shortages, facilities expansion, equipment failure, the subcontracting of a portion of production, human error or other factors, some of which may be beyond the control of the Company, will not result in the failure to meet delivery schedules. Any such failure could harm the Company's reputation in the marketplace and have a material adverse effect on the Company's business, financial position and results of operations.

         Manufacturing Operations. The Company has invested, and intends to continue to invest, in facilities and equipment in order to increase, expand and update its manufacturing capabilities and equipment at its facilities in Billerica, Massachusetts and at its recently acquired contract manufacturing facility in Southborough, Massachusetts and the facility in Thailand that is expected to commence operations in January 1997. Changes in technology or sales growth beyond currently established manufacturing capabilities will require further investment. In particular, the future success of the Company's contract manufacturing operations will depend on the Company's ability to utilize its manufacturing capacity in an efficient manner, as to which no assurances can be given. The inability of the Company to generate additional sales necessary to utilize its contract manufacturing capacity in an efficient manner could have a material adverse effect on the Company's business, financial position and results of operations. In addition, no assurance can be given that Centennial Thailand will not experience significant expenses, costs and delays that could result in postponement in the commencement of its operations. As a new facility, Centennial Thailand may also be more prone to experience production and quality control difficulties, which could have a material adverse effect on the Company's business, financial position and results of operations.

         Substantially all of the Company's manufacturing operations for the production of PC cards are presently conducted at its main office and
manufacturing  facility  in  Billerica,   Massachusetts.  A  disruption  of  the
Company's PC card manufacturing operations for any reason, including interruptions in production, theft, government intervention or a natural disaster such as fire, earthquake, flood or other casualty could cause the Company to limit or cease its PC card manufacturing operations, which would have a material adverse effect on the Company's business, financial position and results of operations. Although the Company maintains business interruption insurance to cover natural disasters, no assurance can be given that such insurance would be sufficient to compensate the Company for damages resulting from a casualty, or that such insurance will continue to be available to the Company on commercially reasonable terms, if at all. Although no assurance can be given, the Company believes that DCI and Centennial Thailand may be able to manufacture certain of the Company's PC cards if market conditions warrant or there is a sustained interruption of its manufacturing operations at its Billerica, Massachusetts facility.

         Management of Growth. The Company has experienced a period of rapid growth due primarily to strong demand for the Company's PC cards. The Company's ability to manage continued growth, including growth through the Company's acquisition of DCI and other possible acquisitions (as to which there can be no assurance), will require the continued improvement of operational, financial and management information systems and the effective management of employees, as to which no assurance can be given. If the Company's management is unable to manage growth effectively, the Company's business, financial position and results of operations would be materially adversely affected.

         Acquisitions and Investments. From time to time, the Company considers acquisitions of companies and technologies, which may require the Company to secure additional financing and could result in dilution to the Company's existing stockholders. No assurance can be given that such financing will be available or, if available, will be on terms acceptable to the Company. The Company may also incur significant expenditures in connection with acquisitions that are not completed, which would result in the Company having to expense such costs in its then current financial period. In the event the Company incurs indebtedness in connection with an acquisition, the Company may be subject to various risks, including interest rate fluctuations and insufficient cash flow. In addition, the process of acquiring businesses or technologies frequently results in unforeseen expenses, difficulties, complications and delays, which could have a material adverse effect on the Company's business, financial position and results of operations.

         The Company has invested and intends to continue to invest in companies that have technologies or capabilities complementary to those of the Company. Because these companies are typically privately held, the Company may not have the ability to liquidate readily such investments. No assurance can be given that the companies in which the Company has invested or may invest in the future will develop successful products or technologies beneficial to the Company or that such investments will be economically justified. In addition, if companies in which the Company invests are not successful, the Company would have to write-off or write-down such investments, which could result in the Company recognizing a material expense in the period in which such adjustment occurs. In addition, the Company has guaranteed payment obligations totaling approximately $950,000 under two leases entered into by one of the companies in which the Company has invested. If the Company were required to pay either of the obligations under its guaranties, it could have a material adverse effect on the Company's business, financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.



                                    PART III

          Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)(1)Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

                                                                           PAGE
                                                                           ----

Report of Independent Accountants - Coopers & Lybrand L.L.P................ F-1
Consolidated Balance Sheets as of June 30, 1996 and 1995   .................F-2
Consolidated Statements of Income for the years
 ended June 30, 1996, 1995 and 1994.........................................F-4
Consolidated Statements of Stockholders' Equity
 for the years ended June 30, 1994, 1995 and 1996 ..........................F-5

Consolidated Statements of Cash Flows for the years
 ended June 30, 1996, 1995 and 1994.........................................F-6
Notes to Consolidated Financial Statements..................................F-7


          (a)(2) No financial statement schedules are required to be filed herewith.

          (a)(3)    Exhibits.

          (i) The following exhibits were filed as part of the Company's Form S-3 Registration Statement (No. 333-1008) declared effective by the Securities and Exchange Commission (the "Commission") on March 19, 1996.

Exhibit No.                               Title
- -----------                               -----

10a Amendment No. 1 dated as of November 8,1995 to the Revolving Credit and Security Agreement between the Company and The First National Bank of Boston.

*10b Employment Agreement between the Company and John J. McDonald, dated October 20, 1995.

10d License Agreement between the Company and Telequip Corporation dated August 24, 1995.

          (ii) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 1995.

Exhibit No.                                Title
- -----------                                -----

  3a             Certificate of Amendment to the Certificate of Incorporation.

 *10a            1994 Stock Option Plan, as amended.

 *10b            1994 Formula Stock Option Plan, as amended.

 11              Computation of weighted average shares outstanding.

         (iii) The following exhibits were filed as part of the Company's Post-Effective Amendment No. 2 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on February 1, 1995.

Exhibit No.                                Title
- -----------                                -----

10a              License Agreement with Telequip Corporation.

10b Subscription Agreement between the Company and A.I.M. Overseas NV, dated January 5, 1995.

10c License Agreement with Synchro-Work Corporation, with an English summary of material terms.

         (iv) The following exhibits were filed as part of the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) originally filed with the Commission on December 22, 1994.

Exhibit No.                                Title
- -----------                                -----

*10a             1994 Formula Stock Option Plan.

*10b Employment Agreement between the Company and James M. Murphy, dated May 1, 1994.

10c Stock Purchase Agreement by and between the Company, Centennial Technologies Limited, Reg Ellis-Bolton, and Sheryal Ellis-Bolton, dated as of June 30, 1994.

*10d Employment Agreement between the Company and Reg Ellis-Bolton, dated as of July 1, 1994.

*10e Employment Agreement between the Company and Sheryal Ellis-Bolton, dated as of July 1, 1994.

10f Revolving Credit and Security Agreement between the Company and the First National Bank of Boston, dated September 14,1994.

10g 3,000,000 Revolving Credit Note, dated September 14, 1994, payable by the Company to the First National Bank of Boston.

10h Unlimited Guaranty, dated September 14, 1994, by NCT in favor of the First National Bank of Boston for the benefit of the Company.

10i Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of the First National Bank of Boston by the Company, NCT and Emanuel Pinez.

          (v) The following exhibit was filed as part of the Company's Annual Report on Form 10-KSB filed with the Security and Exchange Commission (the "Commission") on September 25, 1994.

Exhibit No.                                Title
- -----------                                -----

10a Revolving Credit and Security Agreement between the Company and the First National Bank of Boston, dated September 14,1994.

          (vi) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (33-74862-NY) declared effective by the Commission on April 12, 1994.

Exhibit No.                                Title
- -----------                                -----

  3a             Certificate of Incorporation.

  3a(1) Articles of Organization of Setag, Inc., dated May 26, 1987, as amended on July 15, 1988 to change its name to C. Centennial, Inc.

  3b             Bylaws.

  3c Certificate of Agreement of Merger between C. Centennial, Inc., a Massachusetts corporation, and the Company, dated January 21, 1994.

  3d Articles of Merger between C. Centennial, Inc., a Massachusetts corporation, and the Company, dated January 21, 1994.

  4a             Included in Exhibits 3a and 3b.

  4b             Specimen Stock Certificate.

  4d Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated (includes Specimen Warrant Certificate).

 10a Lease Agreement between the Company and 37 Manning Road Limited Partnership, dated November 6, 1992 and amended on November 29, 1992.

 10b Lease Agreement between the Company and 4 Point Interiors, dated June 28, 1993 ("California Lease ").

 10c             Amendment to the California Lease, dated June 25, 1993.

 10d Form of the Company's Domestic Distributor Agreement between the Company and its domestic distributors.

 10e             Form of the Company's Agreement with its Manufacturer's
                 Representatives.

 10f Contract for services between the Company and Camwill, S.A., dated November 1, 1989.

*10g Employment Agreement between the Company and Emanuel Pinez, dated March 1, 1994.

 10h Loan and Security Agreement between the Company and Saugus Bank and Trust Company, dated November 10, 1992 and renewed on January 13, 1994.

 10i Personal guaranty between Emanuel Pinez and Saugus Bank and Trust Company, dated November 10, 1992.

 10j Pledge Agreement between the Company and Saugus Bank and Trust Company, dated November 10, 1992.

 10k Revolving Demand Loan and Security Agreement between the Company and Saugus Bank and Trust Company, dated November 10, 1992 and renewed on January 13, 1994.

 10l             Loan Agreement between the Company's subsidiary,  NCT, Inc.
                 ( "NCT "),  and Saugus Bank and Trust Company, dated
                   January 14, 1994.

 10m Purchase and Sale Agreement for certain accounts receivable between NCT and Western Fidelity Funding, Inc., dated December 22, 1992.

 10o Equipment Lease Agreement between the Company and TAL Financial Corporation, dated November 30, 1992.

*10p             1994 Stock Option Plan.

 10q Letter Agreement between Emanuel Pinez and the Company, dated January 15, 1994, relating to the contribution of all outstanding capital stock of NCT.

 10s Indemnification Agreement dated April 11, 1994 between Emanuel Pinez and the Company.

 21              List of the Company's Subsidiaries.

* These exhibits relate to a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report. The Company filed a Form 8-K with the Commission subsequent to the period covered by this report on July 25, 1996 reporting an acquisition of assets, and the exhibit identified below was filed therewith. The Company also filed a Form 8-K/A with the Commission relating to this acquisition on September 23, 1996.

Exhibit No.                                Title
- -----------                                -----

2a Agreement and Plan of Merger by and among Centennial Technologies, Inc., Centennial Acquisition Corporation and Design Circuits, Inc., dated July 10, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          CENTENNIAL TECHNOLOGIES, INC.


Date:  September 30  , 1996            By:/s/ Emanuel Pinez
                                          --------------------------------------
                                          Emanuel Pinez, Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Name                                      Capacity                                       Date
- ----                                      --------                                       ----


/s/ Emanuel Pinez                         Chairman of the Board, Chief                September 30, 1996
- -----------------------------------       Executive Officer, and Secretary
Emanuel Pinez

/s/ John J. Shields                       Vice Chairman of the Board                  September 30, 1996
- ----------------------------------
John J. Shields

/s/ John J. McDonald                      President and Director                      September 30, 1996
- -------------------------------
John J. McDonald

/s/ J.P. Luc Beaubien                     Director                                    September 30, 1996
- -----------------------------------
J.P. Luc Beaubien

/s/ William M. Kinch                      Director                                    September 30, 1996
- -----------------------------------
William M. Kinch

/s/ William Shea                          Director                                    September 30, 1996
- -----------------------------------
William Shea

/s/ James M. Murphy                       Chief Financial Officer (Principal          September 30, 1996
- -----------------------------------       financial and accounting officer),
James M. Murphy                           and Director


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of CENTENNIAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Centennial Technologies, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Technologies, Inc. , as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 21, 1996 except for Notes
    4 and 17 as to which the date is
    September 9, 1996






                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                        June 30,             June 30,
                                                                          1996                 1995
                                                                          ----                 ----
Current assets:
     Cash and cash equivalents                                   $      6,181,520     $         970,446
     Available-for-sale securities                                      4,932,763                     -
     Accounts receivable, net of allowance for
        doubtful accounts of $230,000 and $122,200
        at June 30, 1996 and 1995, respectively                        12,592,231             3,932,170
     Inventories                                                       18,229,317             8,609,492
     Current portion of notes receivable                                3,680,750               767,758
     Deferred income taxes                                                211,100               209,300
     Other current assets                                               2,362,887               670,812
                                                                   ---------------      ----------------
        Total current assets                                           48,190,568            15,159,978

Equipment and leasehold improvements,
     net of accumulated depreciation and
     amortization of $822,011 and $299,355
     at June 30, 1996 and 1995, respectively                            4,698,616             1,322,637

Notes receivable, less current portion                                          -             1,072,939

Investments                                                             2,472,381                     -

Other assets                                                              170,392               266,658

Deferred income taxes                                                     121,300               126,000

Intangible assets, net of accumulated
     amortization of $412,463 and $290,437
     at June 30, 1996 and 1995, respectively                              128,918               250,944
                                                                   ---------------      ----------------

        Total assets                                             $     55,782,175     $      18,199,156
                                                                   ===============      ================

         The accompanying notes are an integral part of the consolidated financial statements.



                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                          June 30,                  June 30,
                                                                           1996                      1995
                                                                           ----                      ----
Current liabilities:
     Note payable                                                  $        4,683,876     $           1,153,167
     Current portion of long-term obligations under capital leases            336,058                   102,645
     Accounts payable and accrued expenses                                  3,494,693                 3,570,519
     Income taxes  payable                                                    614,036                   591,265
     Deferred revenue                                                               -                   175,000
                                                                   -------------------      --------------------

        Total current liabilities                                           9,128,663                 5,592,596
                                                                   -------------------      --------------------



Long-term obligations under capital leases                                    366,944                   161,134
Deferred income taxes                                                         241,600                         -

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000
        shares authorized, none issued                                              -                         -
     Common stock, $.01 par value; 15,000,000
        shares authorized 8,315,935 shares issued
        and outstanding at June 30, 1996 and 5,591,288
        shares issued and outstanding at June 30, 1995                         83,159                    55,913
     Additional paid-in capital                                            38,883,677                10,213,517
     Retained earnings                                                      7,078,132                 2,175,996
                                                                   -------------------      --------------------

        Total stockholders' equity                                         46,044,968                12,445,426
                                                                   -------------------      --------------------



        Total liabilities and stockholders' equity               $         55,782,175     $          18,199,156
                                                                   ===================      ====================


             The accompanying notes are an integral part of the consolidated financial statements.



                          CENTENNIAL TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                                                                    Years Ended June 30,
                                                                                    --------------------

                                                                   1996                     1995                      1994
                                                                   ----                     ----                      ----

Sales                                                     $          37,847,681    $          12,445,015     $           8,213,236
Cost of goods sold                                                   23,636,299                6,832,927                 4,523,186
                                                            --------------------     --------------------      --------------------
Gross margin                                                         14,211,382                5,612,088                 3,690,050


General and administrative expenses                                   4,590,413                3,365,752                 1,888,602
Research and development costs                                        1,433,765                  752,654                   567,248
                                                            --------------------     --------------------      --------------------
Income from operations                                                8,187,204                1,493,682                 1,234,200
                                                            --------------------     --------------------      --------------------

Other income (expense):
   Interest income                                                      352,606                    9,944                     8,159
   Interest expense                                                    (369,584)                 (73,952)                 (169,755)
   Loss on sale of receivables to factor                                      -                        -                   (76,892)
   Amortization of discount on bridge financing                               -                        -                  (247,500)
                                                            --------------------     --------------------      --------------------
                                                                        (16,978)                 (64,008)                 (485,988)
                                                            --------------------     --------------------      --------------------

Income before income taxes                                            8,170,226                1,429,674                   748,212
Provision for income taxes                                            3,268,090                  555,958                   284,320
                                                            --------------------     --------------------      --------------------

Net income                                                $           4,902,136    $             873,716     $             463,892
                                                            ====================     ====================      ====================



Earnings per share:
   Primary                                                $                 .67    $                 .16     $                 .14
                                                            ====================     ====================      ====================

   Fully diluted                                          $                 .66    $                 .14     $                 .14
                                                            ====================     ====================      ====================


Weighted average shares outstanding:
   Primary                                                            7,338,906                5,511,606                 3,325,000
                                                            ====================     ====================      ====================

   Fully diluted                                                      7,432,502                6,287,202                 3,325,000
                                                            ====================     ====================      ====================


                      The accompanying notes are an integral part of the consolidated financial statements.



                          CENTENNIAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1994, 1995 and 1996


                                                      Common Stock                  Additional                            Total
                                            ------------------------------------      Paid-In          Retained        Stockholders'
                                              Shares               Amount             Capital          Earnings           Equity
                                              ---------------    -------------    ---------------    -------------   ---------------

Balance at June 30, 1993                       3,013,500     $         30,135    $       175,800   $      838,388   $      1,044,323

Contributed capital in connection with                                                   247,500                             247,500
     bridge financing
Issuance of common stock and
     common stock purchase warrants
     in connection with an initial public
     offering, net of issuance costs of
     $943,311                                  1,500,000               15,000          4,648,689                           4,663,689
Net income                                                                                                463,892            463,892
                                            -------------     ----------------    ---------------    -------------   ---------------

Balance at June 30, 1994                       4,513,500               45,135          5,071,989        1,302,280          6,419,404

Exercise of warrants                             718,088                7,181          3,233,304                           3,240,485
Exercise of options                               39,750                  398            149,152                             149,550
Compensation from option grants                                                           52,650                              52,650
Exercise of representative warrants               94,950                  949            568,196                             569,145
Issuance of common stock in connection
     with a private placement                    225,000                2,250          1,138,226                           1,140,476
Net income                                                                                                873,716            873,716
                                            -------------     ----------------    ---------------    -------------   ---------------

Balance at June 30, 1995                       5,591,288               55,913         10,213,517        2,175,996         12,445,426

Exercise of warrants                           1,006,897               10,069          4,580,961                           4,591,030
Exercise of options                              191,200                1,912            696,759                             698,671
Compensation from option grants                                                           19,875                              19,875
Tax benefit related to
     options                                                                             614,322                             614,322
Exercise of representative warrants              101,550                1,015            601,740                             602,755
Issuance of common stock in
     connection with a public
     offering, net of issuance costs
     of  $3,479,247                            1,425,000               14,250         22,156,503                          22,170,753
Net income                                                                                              4,902,136          4,902,136
                                            -------------     ----------------    ---------------    -------------   ---------------

Balance at June 30, 1996                       8,315,935              $83,159        $38,883,677       $7,078,132        $46,044,968
                                            =============     ================    ===============    =============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years ended June 30,
                                                                                                     --------------------
                                                                                           1996             1995            1994
                                                                                           ----             ----            ----
Cash flows from operating activities:
- -----------------------------------------------------------------------
   Net income                                                                         $  4,902,136    $    873,716   $     463,892
   Adjustments to reconcile net income to net cash used
        for operating activities:
             Depreciation and amortization                                                 644,682         337,151         192,673
             Provision for loss on accounts receivable                                     280,000         162,200          49,000
             Discount on bridge financing                                                        -               -         247,500
             Compensation from option grants                                                19,875          52,650               -
             Tax benefit related to stock option exercise                                  614,322               -               -
             Deferred income taxes                                                         244,500        (219,593)        (76,506)
             Changes in operating assets and liabilities:
                  Accounts receivable                                                   (8,940,061)     (2,432,829)       (981,064)
                  Inventories                                                           (9,619,825)     (5,238,039)     (1,115,211)
                  Notes receivable - see Note 4                                            759,947      (1,840,697)              -
                  Other assets                                                          (1,595,809)       (564,033)        (58,726)
                  Accounts payable and accrued expenses                                    (75,826)      2,954,790        (974,411)
                  Income taxes payable                                                      22,771          74,854          75,070
                  Deferred revenue                                                        (175,000)        175,000               -
                                                                                       ------------     -----------    ------------
                       Net cash used for operating activities                          (12,918,288)     (5,664,830)     (2,177,783)
                                                                                       ------------     -----------    ------------

Cash flows from investing activities:
- -----------------------------------------------------------------------
   Capital expenditures                                                                 (3,898,635)       (862,396)       (525,438)
   Purchase of available-for-sale securities                                            (8,913,741)              -               -
   Proceeds from sale of available-for-sale securities                                   3,980,978               -               -
   Notes receivable - see Note 4                                                        (2,800,000)              -               -
   Purchases of investments                                                             (2,272,381)              -               -
                                                                                       ------------     -----------    ------------
                       Net cash used for investing activities                          (13,903,779)       (862,396)       (525,438)
                                                                                       ------------     -----------    ------------

Cash flows from financing activities:
- -----------------------------------------------------------------------
   Cash overdraft                                                                                -               -         (54,398)
   Net borrowings under line of credit                                                   3,530,709       1,153,167               -
   Borrowings from sales leaseback of equipment                                            691,034         319,735               -
   Payments on equipment financing                                                        (251,811)        (55,956)              -
   Net proceeds from exercise of stock options                                             698,671         149,550               -
   Net proceeds from exercise of warrants and representatives' warrants                  5,193,785       3,809,630               -
   Net proceeds from public offerings                                                   20,928,753               -       4,637,589
   Net proceeds pursuant to the underwriters' over-allotments                            1,242,000               -          26,100
   Net proceeds from private placement                                                           -       1,140,476               -
   Proceeds from bridge financing                                                                -               -         550,000
   Repayment of bridge financing                                                                 -               -        (550,000)
   Payments on notes payable                                                                     -               -        (925,000)
                                                                                       ------------     -----------    ------------
                       Net cash provided by financing activities                        32,033,141       6,516,602       3,684,291
                                                                                       ------------     -----------    ------------
Net increase (decrease) in cash                                                          5,211,074         (10,624)        981,070

Cash and cash equivalents at beginning of the year                                         970,446         981,070               -
                                                                                       ------------     -----------    ------------
Cash and cash equivalents at end of the year                                          $  6,181,520    $    970,446   $     981,070
                                                                                       ============     ===========    ============

Supplemental disclosure:
           Cash paid during the year for:
                Interest                                                              $    342,462    $     71,164   $     156,080
                                                                                       ============     ===========     ===========
                Income taxes                                                          $  2,601,456    $    716,268   $     285,790
                                                                                       ============     ===========     ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                          CENTENNIAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

         The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company, all wholly-owned subsidiaries and majority-owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1996 presentation.

Industry Segment

         The Company operates in a single industry segment: the design, manufacture, and marketing of PC Cards used primarily by original equipment manufacturers for industrial and commercial applications. In May 1996, the Company entered into an agreement to acquire a 51% interest in a joint venture. The joint venture intends to manufacture PC Cards and provide contract manufacturing services. In July 1996, the Company acquired a company that provides contract manufacturing services.

Revenue Recognition

         Revenue from product sales is recognized at time of shipment.

Warranty Costs

         Costs relating to product warranty are expensed as incurred. In addition, on sales to certain wholesalers, the Company offers a stock rotation policy. The Company has not experienced material costs associated with its warranty and restocking policy.

Research and Development Costs

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has no requirements for compensating balances.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's financial position and results of operations.

         For fiscal 1996, two customers, whose individual sales exceeded 10% of total sales, accounted for an aggregate of approximately 25% of the Company's sales. At June 30, 1996, these two customers accounted for approximately $4.7 million, or 38% of the Company's accounts receivable balance.

          No one customer or group of related customers accounts for more than 10% of the Company's sales in fiscal 1995 and 1994. At June 30, 1995, two customers of the Company accounted for approximately $1.4 million, or 35% of the Company's accounts receivable balance.

         Approximately 12%, 23% and 22% of the Company's sales in fiscal 1996, 1995 and 1994, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash and cash equivalents, available-for-sale securities, accounts receivable, notes receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Long-term notes receivable, investments and notes payable are carried at amounts that approximate fair value.

Inventories

         Inventories are stated on a first-in, first-out (FIFO) basis at the lower of cost or market.

Equipment and Leasehold Improvements

         Equipment is stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation is provided over the estimated useful life of the respective assets, ranging from three to ten years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in the determination of net income.

Intangible Assets

         Intangible assets consist of trademarks, copyrights and a covenant not to compete. The trademarks and copyrights are being amortized over their estimated lives of five years and the covenant not to compete over three years. It is the Company's policy to evaluate periodically the carrying value of its intangible assets and to make adjustments if necessary. To date, no adjustments have been required.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Income Taxes

         The Company accounts for income taxes by the liability method. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings Per Share

         Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Fully diluted earnings per share are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the maximum dilutive effect of stock options and warrants.

         The difference between primary and fully diluted earnings per share has resulted from the differences in the average and ending market prices of the Company's Common Stock during the periods presented.

         For calculation of fully diluted earnings per share, the maximum dilutive effect has been realized with respect to options and warrants outstanding during the periods presented, as the end of the period market price of the Company's Common Stock exceeded the average market price for the periods.

Stock Split

         The Company effected a three-for-two stock split of its outstanding shares of Common Stock in the form of a stock dividend on August 30, 1995. All references in the accompanying consolidated financial statements to number of shares, weighted average number of shares outstanding, per share amounts, stock plan data and related prices reflect this split.

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

Accounting Standards

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which is effective for the Company in fiscal 1997. The Company intends to adopt the disclosure only alternative under SFAS 123. The adoption of SFAS 123 is not expected to have a material impact on the Company's consolidated financial statements.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.  AVAILABLE-FOR-SALE SECURITIES

         The Company classifies its securities as available-for-sale and are stated at amortized cost plus accrued interest, which approximate fair market value. Gross unrealized losses on these available-for-sale securities are not reported as a separate component of stockholders' equity due to their immateriality. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in income. The Company's available-for-sale securities are classified as current assets, as they are held to fund current operations. Available-for-sale securities at June 30, 1996 consist of mortgage backed-securities with an amortized cost and fair market value of approximately $4.9 million. The available-for-sale securities held at June 30, 1996 will mature within the next fiscal year. During fiscal 1996, gross realized gains and losses were immaterial to the Company's results of operations.

3.  INVENTORIES


Inventories consisted of:
                                                                           June 30,
                                                          ---------------------------------------
                                                                   1996             1995
                                                                   ----             ----

     Raw material, primarily electronic components         $        8,994,805   $      4,511,892
     Work in process                                                1,637,519          1,814,599
     Finished goods                                                 7,596,993          2,283,001
                                                             -----------------    ---------------
                                                           $       18,229,317   $      8,609,492
                                                             =================    ===============




         The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.


4.  NOTES RECEIVABLE

Operating Activity

         In fiscal 1995, the Company sold approximately $1,040,000 of accounts receivable and $1,000,000 of inventory to an unrelated party for $200,000 in cash and two promissory notes. The notes with an original aggregate principal amount of approximately $1,840,000, are collateralized by the assets of the unrelated party, bear interest at 9% per annum and are payable in equal quarterly installments in 1996 and 1997. At June 30, 1996 and 1995, the notes receivable balance was approximately $1,081,000 and $1,840,000, respectively.

         In fiscal 1995, the Company recognized gross margin of $75,000 from this transaction and deferred $175,000 of gross margin. During fiscal 1996, the Company recognized this $175,000 deferred gross margin as income, as scheduled payments continued to be made and an agreement was reached in the fourth quarter of fiscal 1996 that certain payments were to be accelerated. These notes were repaid in full with interest in August 1996. These notes receivable are classified as operating activity in the accompanying Consolidated Statements of Cash Flows.



                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Investing Activity

         During fiscal 1996, the Company advanced funds to affiliated and unaffiliated companies which generally develop technologies complimentary to that of the Company. At June 30, 1996, the notes receivable balance due from these companies was approximately $2,600,000. The Company made eight such loans, all of which are evidenced by notes (promissory or convertible). The terms of these notes are one year or less and bear interest at rates ranging between prime and prime plus 4%. These notes receivable are classified as investing activity in the accompanying Consolidated Statements of Cash Flows.

         In June 1996, a convertible note with a principal balance of $200,000 was converted into common stock of the investee, and has been accounted for as an investment (see Note 6).

         To date there has been no defaults associated with the terms of the outstanding notes receivable. In August and September 1996, notes aggregating $675,000 plus accrued interest were repaid to the Company.


5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS


Equipment and leashehold improvements consisted of the following:
                                                                                   June 30,
                                                                   ----------------------------------------
                                                                           1996                 1995
                                                                           ----                 ----

     Equipment                                                     $        4,302,016   $       1,220,173
     Equipment under capital leases                                         1,010,769             319,735
     Leasehold improvements                                                   207,842              82,084
                                                                     -----------------     ---------------
                                                                            5,520,627           1,621,992
     Accumulated depreciation and amortization                               (822,011)           (299,355)
                                                                     -----------------     ---------------
     Equipment and leasehold improvements, net                     $        4,698,616   $       1,322,637
                                                                     =================     ===============




         Depreciation expense for fiscal 1996, 1995 and 1994 was approximately $523,000, $215,000 and $71,000, respectively.


6.  INVESTMENTS

Fiscal 1996

         The Company purchased for $500,000 in cash and a conversion of a $200,000 note a 9.5% interest in a corporation which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. The Company accounts for this investment using the equity method of accounting since it can exercise significant influence over the corporation. For fiscal 1996, the Company's proportionate share of this corporation's operations was immaterial.

         The Company purchased for $569,000 a minority interest in a corporation which provides Internet services. The Company has also entered into guaranties for the payment of certain lease obligations of the corporation aggregating approximately $950,000. To date, the Company has not made any payments in connection with these guaranties. The President and shareholder of the corporation was a Director of the Company from February 1994 through November 1995. This investment is accounted for using the cost method.



                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology is designed to increase the speed and processing capabilities of PC Cards. This investment is accounted for using the cost method.

         The Company purchased for $250,000 a minority interest in a contract manufacturer which has surface mount, chip on board and ceramic printing capabilities. This investment is accounted for using the cost method.

         The Company purchased for $250,000 a minority interest in a holding company of various technology-related corporations and purchased a minority interest for $396,500 in a corporation which develops, manufactures and markets products for vehicle and fleet management. These investments are accounted for using the cost method.

Fiscal 1994

         The Company exchanged 13,500 shares of the Company's Common Stock for all the outstanding shares of a company located in the United Kingdom. The acquisition has been accounted for as a pooling of interests. The accompanying financial statements include the accounts of the acquired company.


7.  DEBT

Note Payable

         The Company maintains a $7,500,000 revolving line of credit agreement with a bank. The Company's credit agreement limits borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement is collateralized by substantially all the assets of the Company. The credit agreement bears interest at the bank's prime interest rate (8.25% and 9.0% at June 30, 1996 and 1995, respectively). The agreement expires in November 1996. The Company is currently negotiating a renewal of and an increase in its credit agreement with the bank. At June 30, 1996 and 1995, the Company had utilized approximately $4.7 million and $1.2 million, respectively, under this credit agreement.

Capital Leases

         The Company leases certain equipment under lease financing agreements with the bank that is currently providing the Company with its line of credit. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. These loans have terms of three years and bear interest at rates ranging from 7.2% to 9.7% per annum.

Operating Leases

         The Company leases its facilities under operating leases with renewal options which expire at various dates through 2001. Under certain leases, the Company is obligated to pay its pro-rata share of operational and maintenance costs. The lease for the Company's principal executive office and manufacturing operations in Billerica, MA expires in November 1997. The lease contains an option to renew for an additional five year period.



                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          At June 30, 1996, the minimum annual rental commitments under non-cancelable lease obligations are as follows:

                                        Capital     Operating
                                        Leases       Leases

Years ending June 30:
     1997                               $384,022       $299,035
     1998                                313,171         86,431
     1999                                 74,020         19,589
     2000                                  -              9,903
     2001                                  -              1,614
                                        --------       --------
 Total minimum lease payments            771,213       $416,572
                                                       ========
 Less amounts representing interest      (68,211)
                                         -------
 Present value of future minimum
   lease payments                        703,002
 Less current portion                   (336,058)
                                        --------
                                        $366,944
                                        ========


         Rental expense totaled approximately $396,000, $330,000 and $229,000 in fiscal 1996, 1995 and 1994, respectively.


8.  INCOME TAXES

         The provision for income taxes for fiscal 1996, 1995 and 1994 is summarized as follows:


                                                                           1996                   1995                  1994
                                                                           ----                   ----                  ----
Federal:
     Current                                                       $        2,430,041   $              608,079    $        268,274
     Deferred                                                                 186,775                 (175,593)            (64,808)
                                                                     -----------------     --------------------     ---------------
                                                                            2,616,816                  432,486             203,466
                                                                     -----------------     --------------------     ---------------
State:
     Current                                                                  593,549                  167,472              92,543
     Deferred                                                                  57,725                  (44,000)            (11,689)
                                                                     -----------------     --------------------     ---------------
                                                                              651,274                  123,472              80,854
                                                                     -----------------     --------------------     ---------------
Provision for income taxes                                         $        3,268,090   $              555,958    $        284,320
                                                                     =================     ====================     ===============



                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The components of deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:



                                                               1996                  1995
                                                               ----                  ----
Deferred tax assets:
     Amortization                                       $        121,300      $            84,000
     Accounting reserves                                         110,600                   67,200
     Allowance for doubtful accounts                              92,500                   48,800
     Compensation from option grants                               8,000                   20,300
     Depreciation                                                      -                   42,000
     Other                                                             -                   73,000
                                                        -----------------     --------------------
                                                        $        332,400      $           335,300
Deferred tax liabilities:
     Depreciation                                                241,600                        -
                                                        -----------------     --------------------
Net deferred tax asset                                  $         90,800      $           335,300
                                                        =================     ====================




         Reconciliation   between  the  U.S.  Federal  statutory  rate  and  the
effective tax rate for fiscal 1996, 1995 and 1994 is as follows:



                                                                        1996                   1995               1994
                                                                        ----                   ----               ----
Tax at U.S. Federal Statutory rate                                           34.0%               34.0%              34.0%
Increases (reductions) to statutory tax rate resulting from:
     State income taxes, net of federal income tax benefit                    5.3                 5.7                6.4
     Research and development tax credit                                        -                (3.6)              (4.0)
     Penalties                                                                  -                 3.5                  -
     Other                                                                    0.7                (0.7)               1.6
                                                                  -----------------     ---------------      -------------

          Total                                                              40.0%               38.9%           %  38.0
                                                                  =================     ===============     ==============




9.  COMPLETION OF INITIAL PUBLIC OFFERING

         In April 1994, the Company completed the initial public offering of 1,500,000 shares of its common stock and 1,000,000 redeemable Common Stock purchase warrants (the "Redeemable Warrants"). The offering resulted in the net proceeds to the Company of approximately $4.7 million. Each Redeemable Warrant enabled the holder to purchase one and one half shares of Common Stock for $7.20 per share. In connection with the Company's initial public offering, the Company issued warrants (the "Representative's Warrants") to purchase 300,000 shares of Common Stock to the representative of the underwriters for the offering at an average price of $6.15 per share.

         The Redeemable Warrants were redeemable by the Company, in whole or in part, at $.20 per Redeemable Warrant, provided that the closing price of the Common Stock as quoted on the American Stock Exchange equaled or exceeded $6.00 per share for 10 consecutive trading days. If any Redeemable Warrant called for redemption were not exercised, it would have ceased to be exercisable and the holder would have only been entitled to the redemption price of the Redeemable Warrant.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  EXERCISE OF WARRANTS

         In fiscal 1995, Redeemable Warrants to purchase 718,088 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $3.2 million. In fiscal 1996, Redeemable Warrants to purchase 1,006,897 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $4.6 million. At June 30, 1996, none of the Redeemable Warrants were outstanding.

         In fiscal 1995, Representative's Warrants to purchase 94,950 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $569,000. In fiscal 1996, Representative's Warrants to purchase 101,550 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $603,000. At June 30, 1996, Representative's Warrants to purchase 103,500 shares of the Company's Common Stock were outstanding. In August 1996, Representative's Warrants to purchase 41,250 shares of the Company's Common Stock were exercised, resulting is net proceeds to the Company of approximately $245,000.

11.  PRIVATE PLACEMENT

         In fiscal 1995, the Company sold 225,000 shares of Common Stock at $5.83 per share to unaffiliated third parties, resulting in net proceeds to the Company of approximately $1.1 million. The net proceeds of this sale were used to pay license fees and for working capital purposes.


12.  STOCK OPTION PLANS

         Under the Company's 1994 Stock Option Plan (the "Plan") incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company. The Company reserved 750,000 shares of Common Stock for issuance under the Plan. These options generally vest over a three-year period.

         On December 6, 1994, the Company's adopted a formula stock option plan (the "Formula Plan"), which is designed to provide certain incentives to non-employee directors. Under the Formula Plan, options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. The Company has reserved ninety thousand (90,000) shares of Common Stock for issuance under the Formula Plan. The exercise price of the options granted to a non-employee director upon election as a director is 85% of the fair market value of the shares of Common Stock on the date of the grant. These options vest and are exercisable on the date of grant. The exercise price of the options granted to non-employee directors subsequent to election as a director is at fair market value of the shares of Common Stock on the date of the grant and these options vest and are exercisable one year from the date of the grant. During fiscal 1995, pursuant to the Formula Plan, non-employee directors were granted options aggregating 52,500 shares of Common Stock of the Company at prices ranging from $4.66 to $11.90 per share. During fiscal 1995, the Company incurred a compensation charge of $52,650 in connection with the stock options granted under the Formula Plan. During fiscal 1996, non-employee directors were granted options to purchase 9,000 shares of the Company's Common Stock at prices ranging from $15.03 to $16.13 per share. During fiscal 1996, the Company incurred a compensation charge of $19,875 in connection with the stock options granted under the Formula Plan.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         A summary of the activities of the stock option plans for fiscal 1995 and 1996 are as follows:



      Options outstanding at June 30, 1994                         0

         Granted                                             490,950       $3.50 - $11.90
         Exercised                                           (39,750)      $3.50 - $4.67
         Canceled                                            (26,800)      $3.50
                                                             -------
      Options outstanding at June 30, 1995                   424,400       $3.50 - $11.90

         Granted                                             304,900      $12.81 - $18.00
         Exercised                                          (191,200)      $3.50 - $5.54
         Canceled                                            (70,000)      $3.50 - $17.00
                                                             -------
      Options outstanding at June 30, 1996                   468,100       $3.50 - $18.00
                                                             =======



         Options were exercisable for 77,500 and 76,250 shares of Common Stock at June 30, 1995 and 1996, respectively. At June 30, 1995 and 1996, options for the purchase of 375,850 and 130,950 shares of Common Stock, respectively, were available for future grants. At June 30, 1996, there were 599,050 shares of Common Stock reserved for issuance under the plans.

13.  SUBSEQUENT PUBLIC OFFERING

         In March 1996, the Company conducted a subsequent public offering of 1,350,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters exercised their option to purchase 75,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.


14.  RELATED PARTY TRANSACTIONS

         During a portion of fiscal 1994 the Company paid the compensation of the Company's Chairman and principal stockholder, through a management corporation. The corporation employed and contracted out his management services to corporations, including the Company. The management corporation, which is not affiliated with the Company, paid the Chairman approximately 70% of the amounts which the Company paid to the management corporation for his services rendered to the Company. During fiscal 1994, the Company paid the management corporation approximately $176,000 under this arrangement.

         In July 1995, the Company entered into an agreement with a consulting firm with respect to acquisitions and investments. A non-employee Director of the Company is a principal of the consulting firm. The Company agreed to pay the consulting firm $3,500 per month and the reimbursement of certain travel expenses related to its consulting services. The Company terminated this agreement in June 1996.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         During fiscal 1996, the Company advanced approximately $514,000 to five executive officers of the Company. At June 30, 1996, the balance due from these executives was approximately $202,000. These demand loans bear interest at 9% per annum and have been classified as other current assets in the accompanying consolidated financial statements. In August 1996, notes aggregating $170,000 plus interest were repaid.

         The Company has maintained a banking relationship with a bank since September 1994. In August 1996, a senior executive of the bank became a member of the Company's Board of Directors.

15.  SAVINGS PLAN

         In fiscal 1994, the Company established a 401(k) Savings Plan under which substantially all U.S. employees may voluntarily defer a portion of their compensation and the Company may elect to match a portion of the employee deferral. The Company's contributions to this plan have been minimal for the fiscal years 1996, 1995 and 1994.


16.  LICENSE AGREEMENTS

         In June 1994, the Company entered into a license agreement under which the Company licenses from a third party certain patent pending technology relating to a PC flash memory card with a built-in encryption integrated circuit. The initial term of the license was for one year. In June 1995, the Company renewed the license for an additional fifteen month period. The license provides for annual license fees which the Company pays quarterly based on the number of units sold. The minimum annual license fee payable by the Company was $100,000 during the first year of the license and for the 15-month period ending September 30, 1996. Under the current terms of the license the fee will increase by 100% annually for each additional year the license is renewed through September 1999. The Company has the right to terminate this license when the current term expires in September 1996.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In January 1995, the Company entered into a three-year license agreement with a third party for certain proprietary technology relating to a 38 pin edge memory card. This license grants the Company the exclusive right to manufacture and sell products using this technology in North America, Europe and Japan. The license provides for an initial license fee of $300,000 and a 3% royalty on sales of products utilizing the licensed technology. The Company may renew the license for successive one-year terms upon payment of a $100,000 renewal fee.


17.  COMMITMENTS

         In June 1996, the Company entered into an agreement to advance approximately $750,000 to a company in which it has taken a minority equity interest. Such advances are for the purpose of financing the acquisition of inventory components. As of September 9, 1996, the Company has advanced approximately $750,000 under this agreement.

         In August 1996, the Company purchased additional capital assets, primarily manufacturing equipment, for approximately $1.7 million. The equipment was financed through equipment lease financing. The loan has a term of three years, bears interest at 7.75% per annum and requires minimum annual payments of principal and interest of approximately $618,000.

         As of  September  9,  1996,  the  Company  had  entered  into  purchase commitments outstanding of approximately $1.5 million for manufacturing equipment. The Company expects to finance substantially all of these purchases through equipment lease financing arrangements.


18.  FACTORING

         The Company had an agreement with a financial institution whereby it agreed to sell receivables with recourse. The Chairman of the Company provided his personal guaranty for the repayment of receivables assigned to the financial institution in connection with the Company's factoring agreement. During fiscal 1994, the Company received proceeds of approximately $2.8 million for accounts receivable sold. The Company terminated this arrangement in May 1994.


                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


19.  JOINT VENTURE

         In May 1996, the Company entered into an agreement to acquire a 51% interest in a joint venture for $1,250,000 in cash. The joint venture intends to manufacture, in Thailand, PCMCIA products and related accessories, as well as provide contract manufacturing services to others. As of June 30, 1996, the Company advanced $25,000 in cash to the joint venture and incurred acquisition costs, which were capitalized, of approximately $37,000. The Company expects the joint venture to begin manufacturing operations by January 1997.


20.  SUBSEQUENT EVENT

         On July 10, 1996, the Company acquired Design Circuits, Inc. ("DCI"), a provider of customized, integrated manufacturing services to original equipment manufacturers in the electronics industry. The Company acquired a majority equity position in DCI for approximately $3.2 million of cash, 125,000 shares of the Company's Common Stock and the assumption of certain liabilities. The transaction will be accounted under the purchase method of accounting. The purchase price will be allocated to tangible assets based on their fair market values of approximately $6.7 million and goodwill of approximately $9.4 million. In addition, the Company will record approximately $2.5 million as a minority interest for the proportionate share of equity held by the minority shareholders of DCI.



