Form 10-Q
period 1996-09-30
CENTENNIAL TECHNOLOGIES INC
filed 1996-11-14
CIK 919006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period                   Commission file number 1-12912
    Ended September 30, 1996

                          CENTENNIAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            Delaware                                 04-2978400
           ----------                                -----------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


                 37 Manning Road, Billerica, Massachusetts 01821
                 -----------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (508) 670-0646
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    ----             -----

         As of November 13, 1996 there were 8,665,374 shares of Common Stock, $.01 par value per share, of the issuer outstanding.







                          CENTENNIAL TECHNOLOGIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                    -----------
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 1996                3
            and September 30, 1996 (Unaudited)

            Consolidated Income Statements (Unaudited) for the
            Three Months Ended September 30, 1996 and 1995                 5

            Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended September 30, 1996 and 1995                 6

            Notes to Consolidated Financial Statements                     7

   Item 2.  Management's Discussion and Analysis of Financial              12
            Condition and Results of Operations


PART II.  OTHER INFORMATION

             Item 5.       Other Information.                              16

             Item 6.       Exhibits and Reports on Form 8-K.               16




                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,      June 30,
                                                         1996             1996
                                                         ----             ----
                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 6,596,527      $ 6,181,520
  Available-for-sale securities                       1,000,000        4,932,763
  Accounts receivable, net of allowance for
    doubtful accounts of $282,000 and $230,000
    at September 30, 1996 and June 30, 1996,
    respectively                                     18,533,712       12,592,231
  Inventories                                        24,716,251       18,229,317
  Current portion of notes receivable                 3,228,568        3,680,750
  Deferred income taxes                                 375,100          211,100
  Other current assets                                4,526,146        2,362,887
                                                    -----------      -----------
     Total current assets                            58,976,304       48,190,568

Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization of $1,129,518 and $822,011
  at September 30, 1996 and June 30, 1996,
  respectively                                        8,167,720        4,698,616

Notes receivable, less current portion                  392,100            _

Investments                                           2,572,381        2,472,381

Other assets                                            337,670          170,392

Deferred income taxes                                   133,800          121,300

Intangible assets, net of accumulated
  amortization of $648,165 and $412,463 at
  September 30, 1996 and June 30, 1996,
  respectively                                        9,338,212          128,918
                                                    -----------      -----------
     Total assets                                   $79,918,187      $55,782,175
                                                    ===========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.




                        CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,      June 30,
                                                         1996             1996
                                                         ----             ----
                                                      (Unaudited)
Current liabilities:
  Note payable                                      $ 5,924,777      $ 4,683,876
  Subordinated notes payable                            164,281           _
  Current portion of long-term obligations
    under capital leases                              1,009,461          336,058
  Accounts payable                                    8,687,566        2,865,173
  Accrued expenses                                    3,181,715          629,520
  Income taxes payable                                1,358,102          614,036
                                                    -----------      -----------
     Total current liabilities                       20,325,902        9,128,663
                                                    -----------      -----------
Long-term obligations under capital leases            1,766,216          366,944
Deferred income taxes                                   326,000          241,600

Commitments

Minority interest                                     4,302,369            _

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shars authorized, none issued                        _                 _
  Common stock, $.01 par value; 15,000,000
    shares authorized 8,522,735 shares issued
    and outstanding at September 30, 1996 and
    8,315,890 shares issued and outstanding
    at June 30, 1996                                     85,227           83,159
  Additional paid-in capital                         43,589,368       38,883,677
  Retained earnings                                   9,523,105        7,078,132
                                                    -----------      -----------
     Total stockholders' equity                      53,197,700       46,044,968
                                                    -----------      -----------

     Total liabilities and stockholders' equity     $79,918,187      $55,782,175
                                                    ===========      ===========



                  The accompanying notes are an integral part
                    of the consolidated financial statements.




                          CENTENNIAL TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                               Three Months Ended September 30,
                                              --------------------------------
                                                     1996             1995
                                                     ----             ----
Sales                                          $19,535,564         $ 6,382,081
Cost of goods sold                              13,330,386           4,007,866
                                               -----------         -----------
Gross margin                                     6,205,178           2,374,215

Selling, general and administrative expenses     1,729,875           1,012,846
Research and development costs                     343,506             233,941
                                               -----------         -----------
Income from operations                           4,131,797           1,127,428
                                               -----------         -----------

Other income (expense):
  Interest income                                   93,499                 682
  Interest expense                                (163,014)            (47,169)
  Other income                                      96,609                _
                                               -----------         -----------
                                                    27,094             (46,487)
                                               -----------         -----------
Income before minority interest and
  income taxes                                   4,158,891            1,080,941

Minority interest                                   14,869                 -
                                               -----------         ------------
Income before income taxes                       4,144,022            1,080,941

Provision for income taxes                       1,699,049              422,200
                                               -----------         ------------
Net income                                     $ 2,444,973         $    658,741
                                               ===========         ============

Earnings per share:
     Primary                                   $       .28         $        .10
                                               ===========         ============
     Fully diluted                             $       .28         $        .10
                                               ===========         ============

Weighted average shares outstanding:
     Primary                                    8,842,173             6,789,077
                                               ===========          ===========

     Fully diluted                              8,880,000             6,789,077
                                               ===========          ===========



                  The accompanying notes are an integral part
                    of the consolidated financial statements.



                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                               Three Months Ended September 30,
                                              --------------------------------
                                                     1996             1995
                                                     ----             ----
Operating activities:
  Net income                                   $ 2,444,973         $   658,741
  Adjustments to reconcile net income to
    net cash used for operating activities:
      Depreciation and amortization                558,993             124,818
      Provision for loss on receivables             46,432              _
      Loss on sale of fixed assets                  34,330              _
      Minority interest                             14,869              _
      Compensation from option grants               34,126              _
      Tax benefit related to stock option
        exercise                                    57,307              _
      Deferred income taxes                        (92,100)             (8,100)
      Changes in operating assets and
        liabilities, net of effect from
        acquisition:
          Accounts receviable                   (4,010,682)           (988,595)
          Inventories                           (3,581,241)         (4,434,763)
          Notes receivable - see Note 3          1,080,750             206,044
          Other assets                          (2,260,622)           (750,869)
          Accounts payable and accrued expenses  4,793,503           2,313,393
          Income taxes payable                     744,066            (251,882)
                                               -----------          ----------
            Net cash used for operating
              activities                          (135,296)         (3,131,213)
                                               -----------          ----------

Investing activities:
  Capital expenditures                          (2,165,739)           (611,995)
  Purchase of available-for-sale securities    (27,250,000)            _
  Proceeds from sale of available-for-sale
    securities                                  31,182,763             _
  Issuance of notes receivable -
    see Note 3                                  (2,342,100)            _
  Repayment of notes receivable -
    see Note 3                                   1,187,750             _
  Acquisition of business, net of cash
    acquired                                    (2,957,849)            _
  Minority equity interest                       1,837,500             _
      Proceeds from sale of fixed assets             3,850             _
                                               -----------         -----------
          Net cash used for investing
            activities                            (503,825)           (611,995)
                                               -----------         -----------

Financing activities:
  Net borrowings under line of credit             (428,131)          1,635,369
  Repayment of subordinated notes payables        (408,500)            _
  Borrowings from sales leaseback of
    equipment                                    1,661,154             422,079
  Payments on equipment financing                 (261,721)            (24,846)
  Net proceeds from exercise of stock options      246,701             512,257
  Net proceeds from exericse of warrants
    and representatives' warrants                  244,625             898,978
                                               -----------         -----------
         Net cash provided by financing
           activities                            1,054,128           3,443,837
                                               -----------         -----------
Net increase (decrease) in cash                    415,007            (299,371)

Cash and cash equivalents at beginning
  of the period                                  6,181,520             970,446
                                               -----------         -----------
Cash and cash equivalents at end of
  the period                                    $6,596,527         $   671,075
                                               ===========         ===========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.




                          CENTENNIAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

         The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company, all wholly-owned subsidiaries and majority-owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period's consolidated financial statements to conform to the current fiscal period's presentation.

Unaudited Consolidated Financial Statements

         The accompanying consolidated financial statements of the Company as of September 30, 1996 and for the three months then ended are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or any future period. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

Intangible Assets

         Intangible assets primarily represents the amount by which the purchase price paid for an acquisition exceeded the fair value of the tangible net assets acquired (approximately $9.2 million at September 30, 1996). Such purchase premiums are being amortized on a straight-line basis over 10 years. Intangible assets also consists of trademarks, copyrights and a covenant not to compete. These intangible assets are amortized over a period of three to five years. It is the Company's policy to evaluate periodically the carrying value of its intangible assets and to make adjustments if necessary. To date, no adjustments have been required.

2. INVENTORIES

Inventories consisted of:

                                                   September 30,      June 30,
                                                       1996             1996
                                                       ----             ----

Raw material, primarily electronic components     $   6,498,000   $   8,995,000
Work in process                                      14,880,000       1,637,000
Finished goods                                        3,338,000       7,597,000
                                                  -------------   -------------
                                                  $  24,716,000   $  18,229,000
                                                  =============   =============


         The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation. To date, no adjustments have been required.


                          CENTENNIAL TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

3. NOTES RECEIVABLE

Operating Activities

         In August 1996, a note receivable of approximately $1,081,000 was repaid, in full, with interest.

Investing Activities

         The Company has advanced funds to affiliated and unaffiliated companies which generally develop technologies complementary to that of the Company. At June 30, 1996, the advances due from these companies was approximately $2,600,000. These loans are evidenced by notes (promissory or convertible). The terms of these notes are one year or less, and bear interest at rates ranging between prime and prime plus 4% (prime was 8.25% at September 30, 1996).

         During the three months ended September 30, 1996, the Company advanced additional funds totaling approximately $2,342,000 to affiliated and unaffiliated companies. These loans are evidenced by notes (promissory or convertible). Approximately $1,950,000 of these notes have terms of one year or less, and approximately $392,100 have terms ranging from three to six years. These notes bear interest at rates ranging between 7.75% and prime plus 4%.

         During the three months ended September 30, 1996, notes aggregating approximately $1,188,000 plus accrued interest were repaid to the Company.

         During the three months ended September 30, 1996, the Company realized a gain of approximately $100,000 from the exercise and sale of warrants, which were attached to one of the notes receivable. This gain has been classified as other income in the Unaudited Consolidated Income Statement for the three months ended September 30, 1996.

         In September 1996, the Company converted a $100,000 note receivable into equity of the borrower. As such, the Company has reclassified this note receivable to investments on the accompanying Unaudited Consolidated Balance Sheet.

         To date there have been no defaults associated with the terms of the outstanding notes receivable.

4.  DEBT

Note Payable

         The Company maintained a $7,500,000 revolving line of credit arrangement with a bank (the "Credit Arrangement"). The Credit Arrangement bore interest at the bank's prime interest rate. At June 30, 1996 and September 30, 1996, the Company had utilized approximately $4,684,000 and $5,925,000, respectively, under this Credit Arrangement.




                          CENTENNIAL TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

         On November 12, 1996, the Company renewed its credit arrangement with the bank (the "Amended Credit Arrangement"). The Amended Credit Arrangement increases the maximum borrowings from $7.5 million to $20 million, and allows the Company the option to borrow at the bank's prime interest rate or LIBOR plus 2.25%. The Amended Credit Arrangement expires in November 1998.

         These credit arrangements limit borrowings to a percentage of receivables and inventories and contain certain covenants relating to the Company's net worth and indebtedness, among others. The Company has pledged substantially all of its assets as collateral for these credit arrangements.

Subordinated Notes Payable

         At September 30, 1996, the Company had subordinated notes payable of approximately $164,000. The Company assumed these notes in conjunction with an acquisition in July 1996 (see Note 6). The notes are uncollateralized and bear interest at rates ranging from prime plus one-half percent to 10% per annum. In November 1996, the Company repaid $132,500 of these subordinated notes payable plus interest.

Capital Leases

         The Company leases certain equipment under lease financing agreements with the bank that provides the Company with its line of credit. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. These loans have terms of three years and bear interest at rates ranging from 7.2% to 9.7% per annum.

         During the three months ended September 30, 1996, the Company financed approximately $1.7 million of additional capital assets, primarily manufacturing equipment, by lease arrangements. This loan has a term of three years and bears interest at a rate of 7.75% per annum.

5.  JOINT VENTURE

         In May 1996, the Company entered into an agreement to acquire a 51% interest in a joint venture for $1,250,000 in cash. The joint venture intends to manufacture, in Thailand, PCMCIA products and related accessories, and to provide contract manufacturing services to others. The Company expects the joint venture to begin manufacturing operations in the third quarter of fiscal 1997. As of September 30, 1996, the Company advanced $75,000 in cash to the joint venture and incurred acquisition costs, which were capitalized, of approximately $87,000.

         During the three months ended September 30, 1996, the Company's joint venture partner purchased for $3,750,000 its 49% interest in the joint venture. The Company recorded approximately $2,450,000 as a minority interest for the proportionate share of equity held by the joint venture partner.




                          CENTENNIAL TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

6.  BUSINESS ACQUISITION

         On July 10, 1996, the Company acquired a contract manufacturing business which provides customized, integrated manufacturing services to original equipment manufacturers. The Company acquired a majority equity position in the firm for approximately $3.2 million in cash, 125,000 shares of the Company's Common Stock and the assumption of certain liabilities. The transaction was accounted under the purchase method of accounting. The purchase price was allocated to tangible assets based on their fair market values and to goodwill. In addition, the Company recorded approximately $2,450,000 as a minority interest for the proportionate share of equity held by the minority shareholders.

         The purchase price was allocated as follows:
                  Current assets                            $5,262,000
                  Equipment                                  1,665,000
                  Other noncurrent assets                       22,000
                  Excess of purchase price                   9,445,000
                  Liabilities assumed                       (6,496,000)


         Presented below is the Unaudited Pro Forma Financial Data for the three months ended September 30, 1996 and 1995, reflecting the impact of this acquisition on the Company's financial results as if it had occurred as of the beginning of the respective period:

                                                  1996             1995
                                                  ----             ----
         Sales                                 $19,768,000     $9,015,000
         Net income                            $ 2,395,000     $  293,000
         Net income per share (Primary)               $.28           $.04
         Net income per share (Fully Diluted)         $.28           $.04



7.   SUBSEQUENT EVENTS

Investments

         In October 1996, the Company purchased for approximately $2.0 million in cash and approximately 115,000 shares of the Company's Common Stock a minority interest in a corporation which supplies intelligent hand held data collection equipment for route and shop floor accounting. The Company will account for this investment under the equity method of accounting.

Business Acquisition

         On November 5, 1996, the Company acquired a provider of contract manufacturing services located in England. The Company purchased a majority interest in this corporation for approximately $4.2 million in cash and approximately 2.0 million shares of common stock of a subsidiary of the Company. The acquisition will be accounted for under the purchase method of accounting.



                          CENTENNIAL TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Equity

         On November 6, 1996, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares from 15 million to 50 million. In addition, the Board of Directors authorized a two-for-one stock split of the Common Stock to be effective in the form of a stock dividend to be distributed on November 25, 1996 to shareholders of record on November 18, 1996. All references in the accompanying consolidated financial statements to number of shares, weighted average number of shares outstanding and related prices, per share amounts, and stock plan data due not reflect this split.


                  Earnings per share, on an adjusted basis for the two-for-one stock split, for the three months ended September 30, 1996 and 1995 will be:

                                1996                 1995
                                ----                 ----

         Primary                $.14                 $.05

         Fully Diluted          $.14                 $.05





Stock Option Plan

         On November 6, 1996, the shareholders of the Company approved an increase in the number of shares of Common Stock reserved for issuance under the Company's 1994 Stock Option Plan (the "Plan") from 750,000 to 1,500,000. Under the Plan, incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company.







                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information contained herein, the discussions contained throughout this document include forward-looking statements. Such statements involve a number of risks and uncertainties, including those discussed under the section "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1996. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.


OVERVIEW

       The Company designs, manufacturers and markets an extensive line of PC cards used primarily by OEMs for products in industrial and commercial applications and also provides contract manufacturing services. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.


       The following table sets forth, for the periods indicated, certain consolidated income statement data as a percentage of sales:


                                            Three Months Ended September 30,
                                            ---------------------------------
                                                     1996         1995
                                                     ----         ----
Sales                                               100.0 %      100.0 %
Cost of goods sold                                   68.2         62.8
                                                 ---------    ---------
Gross margin                                         31.8         37.2
Selling, general and administrative expenses          8.9         15.9
Research and development costs                        1.7          3.7
                                                 ---------    ---------
Income from operations                               21.2         17.6
Net interest expense                                  0.4          0.7
Other income                                          0.5          0.0
                                                 ---------    ---------
Income before minority interest and income taxes     21.3         16.9
Minority interest                                     0.1          0.0
                                                 ---------    ---------
Income before income taxes                           21.2         16.9
Provision for income taxes                            8.7          6.6
                                                 ---------    ---------
Net income                                           12.5 %       10.3 %
                                                 =========    =========


         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

         Sales. Sales increased 206% to approximately $19.5 million for the three months ended September 30, 1996 from approximately $6.4 million for the three months ended September 30, 1995, primarily as a result of increased volume of sales of PC cards and sales derived from contract manufacturing services of the company acquired in July 1996. The growth in the Company's sales resulted primarily from expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line.

         Gross Margin. Gross margin increased 161% to approximately $6.2 million for the three months ended September 30, 1996 from approximately $2.4 million for the three months ended September 30, 1995. As a percentage of sales, gross margin decreased to 31.8% for the three months ended September 30, 1996 from 37.2% for the same period in the prior year, primarily due to lower margins realized by its recently acquired contract manufacturing company. The Company anticipates that its gross margin as a percentage of sales may decrease in future periods as a result of such factors as lower margins related to its recently acquired contract manufacturing business, higher component costs and increased competition.





         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 71% to approximately $1.7 million for the three months ended September 30, 1996 from approximately $1.0 million for the three months ended September 30, 1995. The increase was due to expanded sales and marketing efforts, increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment, an increase in personnel and increased amortization expense associated with the goodwill from the acquisition of the contract manufacturing company in July 1996. As a percentage of sales, selling, general and administrative expenses decreased to 8.9% for the three months ended September 30, 1996 from 15.9% for the same period in the prior year due primarily to the higher sales level.

         Research and Development Costs. Research and development costs increased 47% to approximately $344,000 for the three months ended September 30, 1996 from approximately $234,000 for the three months ended September 30, 1995. As a percentage of sales, research and development costs were 1.7% for the three months ended September 30, 1996 as compared to 3.7% for the same period of the prior year. In addition to its research and development spending, the Company has invested in companies with technologies and capabilities complementary to those of the Company and has licensed proprietary technology from third parties.

         Income from Operations. Income from operations increased 266% to approximately $4.1 million for the three months ended September 30, 1996 from approximately $1.1 million for the three months ended September 30, 1995 primarily as a result of increased sales, which were partially offset by higher cost of goods sold and increases in selling, general and administrative expenses and research and development costs. As a percentage of sales, income from operations was 21.2% for the three months ended September 30, 1996 as compared to 17.6% for the same period of the prior year.

         Net Interest Expense. Net interest expense was approximately $69,500 for the three months ended September 30, 1996 compared to the net interest expense of $46,500 for the three months ended September 30, 1995. Interest expense increased by approximately $116,000 due to increased borrowing under the Company's credit arrangement with its bank. This increase was offset by an increase in interest income of approximately $93,000.

         Other Income. During the three months ended September 30, 1996, the Company realized a gain of approximately $100,000 from the exercise and sale of warrants obtained in conjunction with a note receivable.

         Provision for Income Taxes. Provision for income taxes increased 302% to approximately $1.7 million for the three months ended September 30, 1996 from approximately $422,000. The effective tax rates were 41.0% and 39.1% for the three months ended September 30, 1996 and 1995, respectively. The increase in the effective tax rate was primarily due to the nondeductibility of the amortization associated with the acquisition of the contract manufacturing company in July 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its activities primarily from public and private offerings of equity securities and loans from financial institutions and others.



Operating Activities

         At September 30, 1996, working capital was approximately $38.7 million compared to working capital of $39.1 million at June 30, 1996. For the three months ended September 30, 1996, the Company experienced negative cash flow from operations of approximately $135,000. For the three months ended September 30, 1995, the Company experienced negative cash flow from operations of approximately $3.1 million. Cash from operations during these periods was used primarily to finance inventory and accounts receivable.

         During the three months ended September 30, 1996 and 1995, the Company used cash from operations of approximately $3.6 million, and $4.4 million, respectively, to finance increases in inventory. The Company maintains a level of inventory that it believes is necessary to offer a wide variety of products, to respond quickly to customer orders and to lessen exposure to supply shortages and price increases associated with components used in the Company's products. In the past, there have been shortages of such components. If the Company's mix of sales or its assumptions with respect to availability of supplies were to change, management's estimate of inventory valuation may also change, which could result in a write-down of the inventory value and could materially adversely affect the Company's financial condition and results of operations.

         During the three months ended September 30, 1996 and 1995, the Company used cash from operations of approximately $4.0 million and $989,000, respectively, to finance increases in accounts receivable resulting from increased sales. The Company's days sales outstanding at September 30, 1996 and June 30, 1996 were 72 days and 77 days, respectively. At September 30, 1996, two customers of the Company accounted for approximately $8.6 million, or 46 % of the Company accounts receivable balance. If either of these customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

Financing Transactions

         At September 30, 1996, approximately $5.9 million was outstanding under the Company's credit arrangement with approximately $1.6 remaining available for borrowing.

         In November 1996, the Company renewed its revolving line of credit arrangement with a bank, pursuant to which the Company may borrow up to the lesser of (i) $20 million or (ii) an amount based on the Company's eligible accounts receivable and inventory. Under the terms of this credit arrangement, the Company is required to comply with certain covenants relating to the Company's net worth and indebtedness, among others. The arrangement expires in November 1998 and is collateralized by substantially all of the assets of the Company.

         Part of the Company's credit arrangement is available for lease financing and a foreign exchange line. During the quarter ended September 30, 1996, the Company financed approximately $1.7 million of additional capital assets, primarily manufacturing equipment, by leasing arrangements. This loan has a term of three years and bears interest at 7.75% annum. At June 30, 1996, there were loans outstanding aggregating approximately $771,000 with respect to the leasing of certain equipment. These loans have terms of three years and bear interest at rates ranging from 7.2% to 9.7% annum.

         During the three months ended September 30, 1996 and 1995, options to purchase 40,550 and 140,498 shares of Common Stock of the Company were exercised, resulting in net proceeds to the Company of approximately $247,000 and $512,000, respectively.

         During the three months ended September 30, 1996 and 1995, warrants to purchase approximately 41,250 and 201,503 shares of Common Stock were exercised, resulting in net proceeds to the Company of approximately $245,000 and $899,000, respectively. These proceeds were used for working capital and general corporate purposes.


Investing Transactions

         On July 10, 1996, the Company completed the acquisition of a contract manufacturing business which provides customized, integrated manufacturing services to original equipment manufacturers in the electronic industry, primarily the production of printed circuit boards. The Company acquired a majority equity position in the contract manufacturing firm for approximately $3.2 million of cash and 125,000 shares of the Company's Common Stock and the assumption of liabilities. The transaction was accounted for under the purchase method of accounting.

         During the three months ended September 30, 1996 and 1995, the Company invested approximately $2.1 million and $612,000, respectively, in capital assets, primarily manufacturing equipment. The Company anticipates that it will continue to invest in capital assets as required to support its product development efforts and general business needs. The Company may also enter into license agreements and joint ventures in the future, which could require capital outlays.

         The Company has commitments to invest approximately $1.5 million for manufacturing equipment, which it expects to finance through lease financing arrangements.

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

         Management believes that the Company's existing cash, cash equivalents and available-for-sale securities, together with its existing credit facility, will be sufficient to meet the Company's current cash requirements.



INFLATION

         The impact of inflation on the operations of the Company is not considered to be significant.

SEASONALITY

         The Company generally does not experience seasonality with respect to the sale of its products; however, the Company has experienced reduced sales to certain customers in European countries during the months of July and August. During the three months ended September 30, 1996 and 1995, the Company derived approximately 3% and 12%, respectively, of its sales from outside of the United States.



                          PART II - OTHER INFORMATION


Items 1 through 5:         Not applicable

Item 6.  Exhibits and Reports on Form 8-K



         (a)      No exhibits are filed herewith.

         (b) During the quarter ended September 30, 1996, the Company filed a Form 8-K on July 23, 1996 related to the acquisition of Design Circuits, Inc. On September 23, 1996, the Company filed a Form 8-K/A that contained the financial statements of Design Circuits, Inc. and the related Unaudited Pro Forma Condensed Consolidated Financial Statements and Notes of Centennial Technologies, Inc. and Design Circuits, Inc.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                            Centennial Technologies, Inc.
                                            (Registrant)


                                            /s/ Emanuel Pinez
                                            ----------------------------------
                                            Emanuel Pinez
                                            Chief Executive Officer


                                            /s/ James M. Murphy
                                            -----------------------------------
                                            James M. Murphy
                                            Chief Financial Officer



