Form 10-K
period 1997-03-31
CENTENNIAL TECHNOLOGIES INC
filed 1997-07-22
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL PERIOD ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 1-12912

                            ------------------------

                         CENTENNIAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     04-2978400
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

   7 LOPEZ ROAD, WILMINGTON, MASSACHUSETTS                        01887
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (508) 988-8848
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on July 10, 1997 was $35,357,012. The fair market value of the Company's Common Stock on July 10, 1997 was $2.00 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of such information.

     As of July 10, 1997 there were 18,386,902 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

This filing is complete except that an opinion of the Company's independent accountants is not included herein.

================================================================================

                                     PART I

CAUTIONARY STATEMENTS

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition, expansion into new markets, future sales mix, future supply of raw materials, gross margins, the Company's customer base, future developments involving certain investments, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

     The Company's independent accountants, Coopers & Lybrand L.L.P., ("Coopers & Lybrand") is considering whether certain potential claims against Coopers & Lybrand compromise its independence so as to render it unable to deliver its opinion with respect to the Company's financial statements. The Company is currently unable to determine when this concern will be resolved. If Coopers & Lybrand determines that it cannot provide its opinion on the Company's financial statements, the Company will be obliged to retain other independent accountants, in which case its delivery of audited financial statements may be delayed for a substantial period and, as a result of the examination of such financial statements by successor independent accountants, there may be material changes to such financial statements.

ITEM 1.  BUSINESS

     For purposes of this Annual Report on Form 10-K, all references to "fiscal 1997" mean the fiscal year consisting of the nine-month period of Centennial Technologies, Inc. and Subsidiaries ("Centennial" or the "Company") ending March 31, 1997. All references to "fiscal 1996", "fiscal 1995" and "fiscal 1994" mean the Company's twelve month fiscal year ended June 30, 1996, June 30, 1995 and June 30, 1994, respectively.

RECENT DEVELOPMENTS

     The operations and prospects of the Company have been and are expected to continue to be significantly affected by the recent developments described below.

  Management Changes

     On February 10, 1997, after receipt of information regarding various financial and accounting irregularities in the Company's prior reported financial results, the Board fired the Company's former Chief Executive Officer, Emanuel Pinez, and relieved the Company's former Chief Financial Officer, James
M. Murphy, of his duties. On February 17, 1997, the Company hired Interim Chief Executive Officer Lawrence J. Ramaekers and Interim Chief Financial Officer Eugene M. Bullis.

  Legal Proceedings

     Class Action Litigation. Since the Company's announcement following the Board meeting described above that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised significant questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against the Company, its directors, certain of its officers, its independent accountants, Coopers & Lybrand, and others, asserting claims under Federal securities laws and related state law claims. See "Item 3 -- Legal Proceedings."

     In addition, several shareholder derivative lawsuits have been filed by purported holders of the Company's common stock seeking recovery for certain alleged breach of fiduciary duties, alleged gross negligence, alleged breach of contract and alleged insider trading by members of the Company's Board of Directors between August 21, 1996 and February 10, 1997. See "Item 3 -- Legal Proceedings."

     Department of Justice. On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

     New York Stock Exchange Proceedings. On February 21, 1997, the New York Stock Exchange ("NYSE") announced that trading in the Company's Common Stock would be suspended before the opening of trading on March 3, 1997, and that following suspension, the NYSE would apply to the Securities and Exchange Commission ("SEC") to de-list the issue. On March 10, 1997, the NYSE confirmed that trading in the Company's Common Stock was suspended prior to the opening of the market on March 3, 1997. On April 10, 1997, the NYSE, pursuant to Section 12(d) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 12d2-2 promulgated thereunder, applied to the SEC to strike from listing and registration on the NYSE at the opening of the market on April 25, 1997 the Company's Common Stock because, in the opinion of the NYSE, the Company's Common Stock was no longer suitable for continued listing and trading on the NYSE. By its order dated April 24, 1997, the SEC granted the NYSE application for removal of the Company's Common Stock from listing, which became effective at the opening of trading on April 25, 1997.

     The Company's Common Stock is not currently listed on any organized stock exchange.

     SEC Investigation. In mid-February 1997, the Company was notified that the Boston District Office of the SEC was conducting an investigation of the Company. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's public reports and financial statements. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

RESTATEMENT OF FINANCIAL STATEMENTS

     On February 10, 1997, the Company's Board of Directors reviewed information which raised significant questions as to whether previously reported financial results contained material misstatements. A special committee consisting of outside members of the Company's Board of Directors, with the assistance of outside counsel and the Company's independent accountants, conducted an investigation regarding the financial statements and business affairs of the Company. On June 12, 1997, the Company announced that it had completed the financial review. Such financial review remains subject to completion of the audit by and the opinion of the Company's independent accountants. Although the Company does not anticipate any material changes, there is no assurance that such material changes will not occur if the Company appoints new independent accountants.

     Cumulative adjustments to the Company's previously reported results of operations through December 31, 1996 consist of reductions of sales totaling $21.2 million; increases to cost of sales associated with inventory adjustments totaling $8.8 million; and write-offs of investments in and advances to several companies totaling $15.8 million. Additional increases in costs and expenses include adjustments to plant and equipment, miscellaneous assets, investment in Century Electronics Manufacturing, Inc., accrued liabilities and warranty reserves for a net aggregate amount of $2.4 million. Netted against these adjustments is an aggregate amount of $8.1 million in reductions to income taxes, representing reversals of previously reported tax provisions.

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED          FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,      -------------------------------
                                                       1996         1996        1995        1994
                                                    ----------     -------     -------     -------
Adjustments attributable to Centennial
  Technologies, Inc.:

Reversal of invalid sales transactions............   $ (5,283)     $(3,714)    $(3,455)    $  (413)
Reversal of bill and hold sales transactions......     (6,432)          --          --          --
Reclassification of purchasing agency
  arrangement.....................................       (968)        (585)         --          --
Additional accounts receivable adjustments........       (239)        (136)         (9)         --
                                                     --------      -------     -------     -------
Total adjustments to sales........................    (12,922)      (4,435)     (3,464)       (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)      (2,202)     (4,560)     (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435           --          --          --
Additional provisions for inventory
  obsolescence....................................       (925)      (1,351)        (78)       (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)      (2,266)       (223)       (177)
Provision for losses on investment activities.....    (10,811)      (1,496)         --          --
Pre-acquisition advances to subsidiary............     (2,385)      (1,101)         --          --
Other adjustments-net.............................       (568)         399       1,043        (211)
Reversal of provisions for income taxes...........      3,788        3,268         556         455
                                                     --------      -------     -------     -------
Total adjustments to net income (loss)............    (21,796)     $(9,184)    $(6,726)    $(2,137)
                                                                   =======     =======     =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
                                                     ========

     As outlined in the criminal indictment of Centennial's former Chief Executive Officer, the Company's sales figures were inflated in previous periods. This inflation was achieved by various means, including shipping empty PC card housings; billing customers for non-existent products; using the delivery of non-product materials to generate shipping documents, which were then used to create fictitious invoices; and the payment of these invoices with funds apparently provided by the Company's former Chief Executive Officer.

     Reported revenue figures have also been corrected to exclude bill and hold transactions which did not meet revenue recognition criteria for the periods in which they were recorded, and to reclassify transactions related to a purchasing agency contract with an affiliated company.

     Adjustments to the Company's physical inventory balances are attributable to prior manipulation of physical counts, the inclusion of empty PC card housings in the Company's finished goods balances, various pricing errors and manipulations, and the Company's prior failure to reflect adequately actual inventory usage information in providing for reserves for inventory obsolescence.

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its recently acquired subsidiaries, Intelligent Truck Project, Inc. and Fleet.Net, Inc., the Company has recorded a charge of $3.5 million, equal to advances to these companies between April 1996 and December 31, 1996 previously characterized as prepaid technology license fees, as costs and expenses in the periods in which those advances were made. The Company has also recorded valuation reserves and related accruals amounting to $5.8 million related to several of its loans to and/or investments in technology companies. In addition, the Company has reached agreements to settle claims related to its investments in Infos International, Inc. and P.G. Technologies, Inc. and has recorded a full write-off of its investments in these entities of $6.0 million and $0.5 million, respectively.

GENERAL

     The Company was incorporated in 1994 in Delaware as the successor by merger to C. Centennial, Inc., a Massachusetts corporation. The Company's principal executive officers are located at 7 Lopez Road, Wilmington, Massachusetts, and its telephone number is (508) 988-8848.

     The Company designs, manufactures and markets an extensive line of PC card-based solutions to OEMs. The Company primarily focuses on applications for the following four industries: Communications (routers, wireless telephones, and local area networks); Transportation (fleet data recording, navigation, vehicle diagnostics); Mobile Computing (hand-held data collection terminals, notebook computers, personal digital assistants); and Medical (blood gas analysis systems, defibrillators, hand-held glucometers). The Company has sold its products and services to over 250 OEMs, including 3Com Corporation ("3Com"), Bay Networks, Inc. ("Bay Networks"), Lucent Technologies, Inc. ("Lucent Technologies"), Philips Electronics N.V. ("Philips"), and Trimble Navigation Limited ("Trimble Navigation").

     The Company began operations in 1987 to develop and commercialize font cartridges for laser printers. In 1992, the Company began designing, manufacturing and marketing memory cards, including cards which conformed to the specifications agreed upon by the PCMCIA and became known as "PC cards."

  Industry Overview

     In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems, such as mobile communication systems, network switches, medical devices, navigation systems, cellular telephones, portable computers, digital cameras and portable data collection terminals. PC cards, with characteristics such as high shock and vibration tolerance, low power consumption, small size and higher access speed, better meet the requirements of these emerging applications than do traditional hard drive and floppy disk storage solutions. The Company believes that demand for PC cards will increase from increased adoption of PCMCIA standards by electronic equipment manufacturers, the inclusion of PC card slots on next generation electronic devices and the development of PC cards offering new applications. In addition, the Company believes that the recent introduction of Microsoft Corporation's new hand-held computer operating system, Windows CE, may stimulate demand for certain hand-held computers and personal digital assistants ("PDAs") that use PC cards for storage and other applications.

  Products

     The Company's PC cards may contain memory chips (such as flash, static random access memory ("SRAM") or one time programmable ("OTP") memory) for storage capacity, input/output chips for transmitting and receiving data, and memory chips with programmed software and other devices for specific applications. Application-specific PC cards are generally designed by the Company in cooperation with an OEM for a specific industry or commercial application. The following are some of the applications in which the Company's PC cards are used:

                                PC CARD PRODUCTS

           TARGET INDUSTRY                        APPLICATIONS

Communications.............     PC cards are used for storage in certain
                                wireless telephones and other personal
                                communication devices such as screen phones. PC cards are also used in other communication devices, such as PBX switches and network routers. The Company also markets network interface cards, which are used to connect computing devices to local and wide area networks.

Transportation.............     The Company markets PC cards for navigation
                                systems, such as Global Positioning Satellite
                                ("GPS") equipment used in rental cars,
                                fleet vehicles, emergency and rescue vehicles, airplanes, ships and military vehicles. GPS systems interpret signals from a dedicated network of satellites that circle the earth, providing data on the position, direction, altitude and speed of an object. The Company also develops PC cards used to interact with on-board information systems embedded in air, marine and land based vehicles.

Mobile Computing and
  Office Automation........     PC cards with memory chips are used for storage
                                capacity in portable consumer electronics devices, such as notebooks, handheld computers and PDAs, and in office automation products, such as laser printers, facsimile machines and desktop computers. PC cards are also used for data acquisition and data conversion for serial interfaces and in mixed signal converters, such as the Company's multimedia PC card, which allows conversion of analog video signals to digital format in digital cameras. These cards may be used to display images recorded by a digital camera on a personal computer. Other data acquisition and conversion cards are used by field personnel to gather information, which can then be transmitted and downloaded to computing devices in remote offices.

Medical....................     The Company sells PC cards for use in medical
                                monitoring and diagnostic equipment.
                                Applications include blood gas analysis systems, defibrillators and hand-held glucometers. PC cards are used for recording patient data and storing system program information.

     The Company provides other non-PC card products based on flash memory technology. Flash memory requires no power to retain data and is electronically programmable and re-programmable, characteristics that are not present together in other memory chips. Based on these advantages and recent decreases in the cost of flash memory, the Company believes the use of flash memory will become more prevalent in industrial and commercial equipment. Management believes that the introduction of flash SIMMS (defined below) and miniature cards will complement the Company's PC card product offerings and provide the Company's OEM customers with alternative solutions to address data acquisition and processing needs.

     Small form factor flash cards are removable flash memory devices that fit into small electronic devices, such as compact digital cameras, through slots that are smaller than those designed for PC cards. Small form factor flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology in a modified mechanical package with modified electrical connections. The Company offers three types of small form factor flash cards:

     - The CompactFlash (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for compact flash cards, of which the Company is a member. The CompactFlash uses a design that relies on an on-board microcontroller.

     - The MiniatureCard (a trademark of Intel Corporation ("Intel")) is based upon a design promoted by Intel. The MiniatureCard uses a linear design, as opposed to the design of the CompactFlash, and requires no on-board microcontroller.

     - The Half Card is based upon a proprietary design developed by the Company utilizing linear flash technology and requires no on-board microcontroller or PCMCIA interface logic devices.

     Flash Single In-line Memory Modules ("SIMMs") are a type of compact circuit board assembly consisting of flash memory devices and related circuitry. Electronic systems increasingly employ SIMMs as building blocks in system design. SIMMs allow OEMs to configure a system with a variety of different levels of memory, thus enabling OEMs to address cost-effectively multiple price points or applications with a single base system that is easily upgradable.

     PC Card Systems The Company believes that systems incorporating multiple PC cards can offer compact, cost-effective and easily upgradable solutions for OEMs in connection with specific industry applications. In October 1996, the Company announced the development of the NOMAD System (Nationwide On-Board Mobile Access to Data), an integrated PC card system designed for the transportation industry. Although hardware prototypes of the NOMAD System have been built, no full-function prototype system has yet been developed, and no systems have yet been sold. There are a number of significant risks related to the successful commercial development of the NOMAD System. See "Risk Factors -- Risks Associated with Commercialization of the NOMAD System."

  Business Strategy

     The Company's goal is to become a leading worldwide provider of PC card-based solutions to OEMs in the communications, transportation, mobile computing and medical industries. Key elements of the Company's business strategy include the following:

     Offer Comprehensive PC Card-Based Solutions. The Company offers an extensive PC card product line as well as related value-added services, such as
(i) in-house design expertise, (ii) flexible manufacturing, including the ability to make short production runs with minimum down time, (iii) private labeling, (iv) programming and testing capabilities, (v) rapid order turnaround, and (vi) just-in-time delivery programs. By offering comprehensive solutions for OEM PC card requirements, from design to shipment, the Company believes it has a competitive advantage in the PC card market.

     Focus on OEM Customers. The Company markets its products and services to OEMs that sell products for applications within the Company's target industries. The Company believes that it can achieve higher gross margins and customer loyalty by serving the OEM market rather than consumer markets due to the OEM market's requirements for value-added services, such as design expertise, programming and prototype development. In addition, the Company believes that serving OEMs gives it exposure to new technologies and emerging applications, which helps the Company respond to technological advances and anticipate changes in market conditions.

     Provide Flexible, High Quality Manufacturing Solutions. The Company has periodically upgraded and automated its manufacturing facilities to expand production capacity. By manufacturing its PC cards in-house, the Company can offer more flexible production schedules to accommodate OEMs that require the delivery of a number of different products within a short time frame. The Company's PC card manufacturing facility in Wilmington, Massachusetts is a certified ISO 9001 manufacturer. ISO certification is based on numerous aspects of the Company's business, including manufacturing, purchasing, human resources, engineering and research.

  Sales and Marketing

     The Company targets industrial and commercial applications for PC cards primarily in the communications, transportation, mobile computing and medical industries. The Company markets its products primarily through 17 direct sales people. The Company's sales staff operates primarily from the Company's main office in Wilmington, Massachusetts. Field sales representatives operate from in-home offices. The Company recently closed foreign sales branches in Montreal, Canada and St. Albans, England.

     The Company generally markets its products and capabilities to engineering and purchasing departments of OEMs. The Company's sales staff and engineers work with OEM engineers to design and engineer PC cards to OEM requirements, which often leads to the Company providing custom-designed PC cards for specific applications. The Company believes its interaction with OEM customers provides exposure to emerging technologies and applications, facilitating a proactive approach to product design. The Company's sales to its OEM customers are generally made pursuant to purchase orders rather than long-term sales agreements. The Company has sold its products and services to more than 250 OEMs, including 3Com, Bay Networks, Lucent Technologies, Philips, and Trimble Navigation. The Company also pursues sales to the U.S. government, primarily for PC cards used in navigation applications, and to corporate end-users.

     During fiscal 1997, Bay Networks and Philips accounted for approximately 32% and 22%, respectively, of the Company's sales. During fiscal 1996, Bay Networks and Philips accounted for approximately 16% and 12%, respectively, of the Company's sales. No one customer or group of customers accounted for more than 10% of the Company's total sales during fiscal 1995. During fiscal 1997, 1996 and 1995, approximately 8%, 12% and 23% of the Company's sales were outside of the United States. See "Risk Factors -- Dependence on Major Customers; Concentration of Credit Risk" and " -- Risks of International Operations."

  Engineering and Product Development

     The Company directs its engineering and design efforts towards products for which the Company believes there is a growing and profitable market. In particular, the Company seeks to meet the requirements of its OEM customers for products aimed at emerging applications in the communications, transportation, mobile computing and medical industries by applying the latest available technology and the PC card design and engineering know-how gained from the Company's focus on these markets. The Company provides engineering and design support to many of its OEM customers in order to help integrate the Company's products into OEM equipment. OEMs often require PC cards for new applications within the Company's target markets. The Company has developed a library of several hundred designs through its work with OEMs. By working with these OEMs, the Company is exposed to new market opportunities for the Company's PC card-based solutions and contract manufacturing services.

  Employees

     As of March 31, 1997, the Company had 151 full-time employees, of whom five were executive officers, 16 were involved in sales and marketing functions, 30 were involved with engineering and product development, 21 were involved with administration, and 79 were involved in manufacturing.

     On July 3, 1997, the Company carried out a reduction-in-force of one engineering employee, three administrative employees and 24 production employees.

     None of the Company's employees are represented by a labor union, and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

  Investment in Contract Manufacturing Operations

     During fiscal 1997, the Company completed three separate business acquisitions of contract manufacturing activities. On July 10, 1996, the Company acquired a majority equity position in Design Circuits, Inc. ("DCI") for approximately $3.2 million in cash, 250,000 shares of the Company's Common Stock and assumption of certain liabilities.

     In October 1996, the Company and the minority shareholders in DCI exchanged their DCI shares for shares of capital stock in a newly formed entity, Century Electronics Manufacturing, Inc. ("Century").

     Pursuant to a joint venture agreement executed in May, 1996, the Company invested $1.3 million during fiscal 1997 as its initial capital into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

     On November 5, 1996, Century purchased Triax Technology Group Limited ("Triax"), a provider of contract manufacturing services located in the United Kingdom for approximately $4.2 million in cash and approximately 2.2 million shares of common stock of Century. The Company also contributed 25,000 shares of Centennial Common Stock as a finder's fee. At the conclusion of the Triax transaction, Triax and DCI were wholly-owned subsidiaries of Century, and Centennial owned approximately 67% of Century.

     On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bear interest at a rate of 6% and mature in ten years. Under certain conditions, the debentures will be convertible into the capital stock of an entity with which Century may merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On June 30, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the underlying equipment to Century for $0.5 million in cash and a $1.9 million 9% promissory note due December 1998. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company maintains its principal executive offices and manufacturing operations in a 34,000 square foot leased facility in Wilmington, Massachusetts. The Company currently pays rent in the amount of approximately $17,000 per month, pursuant to a lease that expires on April 30, 2002. The lease contains an option to renew for an additional five-year period. The lease provides for annual rent increases of 4% and provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

     As of March 31, 1997, the Company maintained sales offices in Los Angeles, California; Santa Clara, California; and Munich, Germany. The Company intends to close these offices and conduct business with its field sales representatives using local in-home offices.

     The Company believes that its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

     Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's independent accountants, Coopers & Lybrand, the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation"). See Note 17 of Notes to Unaudited Consolidated Financial Statements.

     On February 20, 1997, the Company received a subpoena from the DOJ to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

     On and after February 26, 1997, four complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased the Company's Common Stock on February 25, 1997. The Complaint also names the Company's Interim Chief

Executive Officer, Lawrence J. Ramaekers, and alleges violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 25 Securities Litigation").

     In mid-February 1997, the Company was notified that the Boston District Office of the SEC was conducting an investigation of the Company. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's public reports and financial statements. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company is cooperating with the SEC in connection with this investigation, the outcome of which cannot yet be determined.

     On and after March 26, 1997, several complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997 (the "WebSecure Complaints"). The WebSecure Complaints assert claims against WebSecure, certain officers, directors and underwriters of WebSecure, and the Company. Claims against the Company include alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") (the "WebSecure Securities Litigation"). See Note 17 of Notes to Unaudited Consolidated Financial Statements.

     In addition, several shareholder derivative lawsuits have been filed by purported holders of the Company's common stock seeking recovery for certain alleged breach of fiduciary duties and alleged gross negligence by members of the Company's Board of Directors between August 21, 1996 and February 10, 1997 (the "Derivative Litigation"). See Note 17 of Notes to Unaudited Consolidated Financial Statements.

     On June 18, 1997, the Company announced that it had reached an agreement in principle to settle the Centennial Securities Litigation, the February 25 Securities Litigation and the Derivative Litigation. This agreement in principle contemplates that the Company and certain of its officers and directors would be released from liability arising from the allegations included in these suits. In return, the Company would agree to pay to the plaintiffs in the Centennial Securities Litigation and the February 25 Securities Litigation the proceeds, if any, of any recovery from the Company's directors and officers liability insurance policies, and an additional $1,475,000 in cash. The Company would also agree to issue to these plaintiffs 37% of the Company's Common Stock. The Company also expects to adopt certain agreed upon corporate governance policies and procedures. The plaintiffs would retain their claims against the Company's former Chief Executive Officer, Emanuel Pinez, and the Company's former Chief Financial Officer, James M. Murphy.

     The plaintiffs in the February 25 Securities Litigation have not yet reached an agreement with the Company's Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. These plaintiffs have agreed in principle to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers is providing services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company.

     On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs.

     As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

     A number of material terms remain to be negotiated regarding the Centennial Securities Litigation, the February 25 Securities Litigation, the Derivative Litigation, and the WebSecure Securities Litigation. A binding commitment to the terms described above, as well as resolution of other currently unresolved material terms, must await the execution of final settlement agreements. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may be withdrawn. No assurance can be given that the parties will be able to reach such final settlement agreements, that any such agreements, if reached, will be approved by the Court, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the third (and final) quarter of fiscal 1997, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the American Stock Exchange ("AMEX") from April 12, 1994 through November 25, 1996. The Common Stock was traded on the NYSE from November 26, 1996 until the opening of the market on March 3, 1997, at which time the Common Stock was suspended from trading on NYSE. See "Item 3 -- Legal Proceedings". Since March 3, 1997, the Common Stock has not been traded on an organized stock exchange.

     The Company's publicly-traded redeemable common stock purchase warrants (the "Redeemable Warrants") were traded on AMEX from April 12, 1994 through December 7, 1995, at which time substantially all of the Redeemable Warrants had been exercised.

     For the periods indicated, the following table sets forth the range of high and low sale prices for the Common Stock and the Redeemable Warrants (as reported by AMEX and NYSE to March 3, 1997 with respect to the Company's Common Stock). All high and low sale prices for the Common Stock have been adjusted to reflect a three-for-two stock split effected on August 30, 1995 and a two-for-one stock split effected on November 18, 1996. All sale prices have been rounded to the nearest one-sixteenth.

COMMON STOCK

                                                                            HIGH          LOW
                                                                            -----        -----
    FISCAL 1996
    July 1, 1995 through September 30, 1995...............................     9 5/16       6 11/16
    October 1, 1995 through December 31, 1995.............................    10 3/8        6 1/4
    January 1, 1996 through March 31, 1996................................    11            8 9/16
    April 1, 1996 through June 30, 1996...................................    15 7/16       8 5/16
    FISCAL 1997
    July 1, 1996 through September 30, 1996...............................    21 7/16      12 7/16
    October 1, 1996 through December 31, 1996.............................    58 1/4       21 7/8
    January 1, 1997 to March 3, 1997......................................    50            1 5/8
    March 4, 1997 to March 31, 1997(1)....................................     4 1/4        1 3/4

REDEEMABLE WARRANTS

                                                                            HIGH          LOW
                                                                            -----        -----
    FISCAL 1996
    July 1, 1995 through September 30, 1995...............................    10 1/2        6 13/16
    October 1, 1995 through December 7, 1995..............................    11 1/2        5 7/8

---------------

(1) Based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of such information.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected unaudited consolidated financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Such unaudited consolidated financial data remain subject to completion of the audit by and the opinion of the Company's independent accountants. Although the Company does not anticipate any material changes, there is no assurance that such material changes will not occur if the Company appoints new independent accountants. The selected consolidated financial data as of June 30, 1993 and for the year ended June 30, 1993 have been derived from financial statements not included herein.

UNAUDITED CONSOLIDATED INCOME STATEMENT DATA (in thousands of dollars, except per share data):

                                 NINE MONTHS ENDED
                                     MARCH 31,                         FISCAL YEAR ENDED JUNE 30,
                             -------------------------     ---------------------------------------------------
                                1997           1996           1996           1995           1994         1993
                             ----------     ----------     ----------     ----------     ----------     ------
                             (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
Sales......................   $ 28,263       $ 21,768       $ 33,412       $  8,982       $  7,801      $6,301
Costs and expenses:
  Cost of goods sold.......     24,453         21,018         29,778         11,575          6,508       3,419
  Engineering costs........      1,061          1,126          1,434            753            567         444
  Selling, general and
     administrative........      7,318          2,705          3,803          2,442          2,083       1,566
  Loss on investment
     activities............     14,096             69          2,662             --             --          --
  Special investigation
     costs.................      3,673
  Provision for settlement
     of shareholder
     litigation............     20,000             --             --             --             --          --
  Net interest expense.....        391            174             17             64            486         112
                              --------       --------       --------       --------       --------      ------
Total costs and expenses...     70,992         25,092         37,694         14,834          9,644       5,541
                              --------       --------       --------       --------       --------      ------
Income (loss) before income
  taxes and equity in
  earnings of affiliate....    (42,729)        (3,324)        (4,282)        (5,852)        (1,843)        760
Equity in earnings
  of affiliate.............         67             --             --             --             --          --
                              --------       --------       --------       --------       --------      ------
Income (loss) before income
  taxes....................    (42,662)        (3,324)        (4,282)        (5,852)        (1,843)        760
Provision (benefit) for
  income taxes.............                                                                   (171)        318
                              --------       --------       --------       --------       --------      ------
Net income (loss)..........   $(42,662)      $ (3,324)      $ (4,282)      $ (5,852)      $ (1,672)     $  442
                              ========       ========       ========       ========       ========      ======
Net income (loss) per
  share....................   $  (2.46)      $   (.26)      $   (.31)      $   (.63)      $   (.19)     $  .07
Weighted average shares
  outstanding..............     17,367         12,678         13,632          9,363          9,027       6,000

UNAUDITED CONSOLIDATED BALANCE SHEET DATA (in thousands of dollars):

                                                                            JUNE 30,
                                         MARCH 31,     ---------------------------------------------------
                                           1997           1996           1995           1994         1993
                                         ---------     ----------     ----------     ----------     ------
                                                       (RESTATED)     (RESTATED)     (RESTATED)
Current assets.........................   $27,213       $ 37,017        $8,237         $4,265       $3,221
Total assets...........................    51,198         41,132         9,550          5,203        4,095
Current liabilities....................    22,644          8,856         5,121            889        3,027
Working capital........................     4,569         28,161         3,116          3,406          194
Stockholders' equity...................    28,554         31,909         4,267          4,315        1,044

RESTATEMENT OF FINANCIAL STATEMENTS

     On February 11, 1997, the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements give effect to the adjustments arising from the financial review. Such financial review remains subject to completion of the audit by and the opinion of the Company's independent accountants. Although the Company does not anticipate any material changes, there is no assurance that such material changes will not occur if the Company's independent accountants withdraw and the Company appoints new independent accountants.

     Cumulative adjustments to the Company's previously reported results of operations through December 31, 1996 consist of reductions of sales totaling $21.2 million; increases to cost of sales associated with inventory adjustments totaling $8.8 million; and write-offs of investments in and advances to several companies totaling $15.8 million. Additional increases in costs and expenses include adjustments to plant and equipment, miscellaneous assets, investment in Century, accrued liabilities and warranty reserves for a net aggregate amount of $2.4 million. Netted against these adjustments is an aggregate amount of $8.1 million in reductions to income taxes, representing reversals of previously reported tax provisions.

     The following table sets forth the effects of these adjustments on the Company's financial position and results of operations (in thousands except per share data):

                                                    SIX MONTHS         FISCAL YEAR ENDED JUNE 30,
                                                       ENDED         -------------------------------
                                                   DEC. 31, 1996      1996        1995        1994
                                                   -------------     -------     -------     -------
Sales:
  As previously reported.........................    $  30,192       $37,848     $12,445     $ 8,213
  As adjusted....................................       17,370        33,412       8,982       7,801
Cost of goods sold:
  As previously reported.........................       17,978        23,636       6,833       4,523
  As adjusted....................................       15,582        29,778      11,575       6,508
Net income (loss):
  As previously reported.........................        5,805         4,902         874         464
  As adjusted....................................      (16,221)       (4,282)     (5,852)     (1,672)
Net income (loss) per share:
  As previously reported.........................          .33           .34         .08         .07
  As adjusted....................................         (.94)         (.31)       (.63)       (.19)
Total assets:
  As previously reported.........................       89,952        55,782      18,199       7,553
  As adjusted....................................       58,320        41,132       9,550       5,203
Total stockholders' equity:
  As previously reported.........................       70,874        46,045      12,445       6,419
  As adjusted....................................       36,611        31,909       4,267       4,315

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED          FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,      -------------------------------
                                                       1996         1996        1995        1994
                                                    ----------     -------     -------     -------
Adjustments attributable to Centennial
  Technologies, Inc.:
Reversal of invalid sales transactions............   $ (5,283)     $(3,714)    $(3,455)    $  (413)
Reversal of bill and hold sales transactions......     (6,432)          --          --          --
Reclassification of purchasing agency
  arrangement.....................................       (968)        (585)         --          --
Additional accounts receivable adjustments........       (239)        (136)         (9)         --
                                                     --------      -------     -------     -------
Total adjustments to sales........................    (12,922)      (4,435)     (3,464)       (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)      (2,202)     (4,560)     (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435           --          --          --
Additional provisions for inventory
  obsolescence....................................       (925)      (1,351)        (78)       (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)      (2,266)       (223)       (177)
Provision for losses on investment activities.....    (10,811)      (1,496)         --          --
Pre-acquisition advances to subsidiary............     (2,385)      (1,101)         --          --
Other adjustments, net............................       (568)         399       1,043        (211)
Reversal of provisions for income taxes...........      3,788        3,268         556         455
                                                     --------      -------     -------     -------
Total adjustments to net income (loss)............    (21,796)     $(9,184)    $(6,726)    $(2,137)
                                                                   =======     =======     =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
                                                     ========

     As outlined in the criminal indictment of Centennial's former Chief Executive Officer, the Company's sales figures were previously inflated. This inflation was achieved by various means, including shipping empty PC card housings; billing customers for non-existent products; using the delivery of non-product materials to generate shipping documents, which were then used to create fictitious invoices; and the payment of these invoices with funds apparently provided by the Company's former Chief Executive Officer.

     Reported revenue figures have also been corrected to exclude bill and hold transactions which did not meet revenue recognition criteria for the periods in which they were recorded, and to reclassify transactions related to a purchasing agency contract with an affiliated company.

     Adjustments to the Company's physical inventory balances are attributable to prior manipulation of physical counts, the inclusion of empty PC card housings in the Company's finished goods balances, various pricing errors and manipulations, and the Company's prior failure to reflect adequately actual inventory usage information in providing reserves for inventory obsolescence.

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its recently acquired subsidiaries, Intelligent Truck Project, Inc. and Fleet.Net, Inc., the Company has recorded a charge of $3.5 million, equal to advances to these companies between April 1996 and December 31, 1996 previously characterized as prepaid technology license fees, as costs and expenses in the periods in which those advances were made. The Company has also recorded valuation reserves and related accruals amounting to $5.8 million related to several of its loans to and/or investments in technology companies. In addition, the Company has reached agreements to settle claims related to its investments in Infos International, Inc. and P.G. Technologies, Inc. and has recorded a full write-off of its investments in these entities of $6.0 million and $0.5 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition, expansion into new markets, future sales mix, future supply of raw materials, gross margins, the Company's customer base, future developments involving certain investments, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

     The Company's independent accountants, Coopers & Lybrand is considering whether certain potential claims against Coopers & Lybrand compromise its independence so as to render it unable to deliver its opinion with respect to the Company's financial statements. The Company is currently unable to determine when this concern will be resolved. If Coopers & Lybrand determines that it cannot provide its opinion on the Company's financial statements, the Company will be obliged to retain other independent accountants, in which case its delivery of audited financial statements may be delayed for a substantial period and, as a result of the examination of such financial statements by successor independent accountants, there may be material changes to such financial statements.

INTRODUCTION

     On February 11, 1997 the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements give effect to the adjustments arising from the financial review. Such financial review remains subject to completion of the audit by and the opinion of the Company's independent accountants. Although the Company does not anticipate any material changes, there is no assurance that such material changes will not occur if the Company appoints new independent accountants.

     During the nine month period ended March 31, 1997, the Company completed three separate business acquisitions of contract manufacturing activities and formed an entity, Century Electronics Manufacturing, Inc. of which Centennial held a 67% equity ownership position for the purpose of conducting this business. On March 14, 1997, the Company agreed to reduce its equity ownership position to 45% in a transaction which was completed June 30, 1997. Accordingly the accompanying financial statements include the results of operations of Century from the dates of acquisition on the equity method of accounting.

OVERVIEW

     The Company designs, manufacturers and markets an extensive line of PC cards used primarily by OEMs in industrial and commercial applications. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. Beginning in 1992, when the Company began designing, manufacturing and marketing PC cards, the Company gradually deemphasized the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market. As the Company effected this shift in focus, the Company's sales increased from $7.8 million in fiscal 1994 to $28.3 million in the nine month period ended March 31, 1997.

     The Company had incurred losses during each of these periods. See "Results of Operations" appearing hereinafter for further discussion of losses.

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. Management has decided to focus its financial resources on its core business, and to suspend new investment activities. The Company has written down its portfolio of investments based on an individual assessment of their future viability.

     On December 13, 1996, the Company completed merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc., and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net"), agreeing to exchange 792,960 shares of Centennial Common Stock for all the outstanding common stock of the acquired businesses. Subsequent to the Company's announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties regarding the Company's prior reported financial results. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the parties would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997, agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and the nine months ended March 31, 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made.

     The following table sets forth certain statements of operations data as a percentage of sales for the periods presented:

                                                      NINE MONTHS         FISCAL YEAR ENDED JUNE
                                                    ENDED MARCH 31,                 30,
                                                    ----------------     -------------------------
                                                     1997      1996      1996      1995      1994
                                                    ------     -----     -----     -----     -----
Sales.............................................   100.0%    100.0%    100.0%    100.0%    100.0%
Costs and expenses:
  Cost of goods sold..............................    86.5      96.6      89.1     128.9      83.5
  Engineering costs...............................     3.8       5.2       4.3       8.3       7.3
  Selling, general and administrative expenses....    25.9      12.4      11.4      27.2      26.7
  Loss on investment activities...................    49.9        .3       8.0      --        --
  Special investigation costs.....................    13.0      --        --        --        --
  Provision for settlement of shareholder
     litigation...................................    70.8      --        --        --        --
  Net interest expense............................     1.4        .8        .1        .8       6.2
                                                    ------     -----     -----     -----     -----
Loss before income taxes and equity in earnings of
  affiliate.......................................  (151.2)    (15.3)    (12.9)    (65.2)    (23.7)
Equity in earnings of affiliate...................      .3      --        --        --        --
                                                    ------     -----     -----     -----     -----
Loss before income taxes..........................  (150.9)    (15.3)    (12.9)    (65.2)    (23.7)
Provision (benefit) for income taxes..............    --        --        --        --        (2.2)
                                                    ------     -----     -----     -----     -----
Net loss..........................................  (150.9)%   (15.3)%   (12.9)%   (65.2)%   (21.5)%
                                                    ======     =====     =====     =====     =====

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     Sales. Sales increased 30% to approximately $28.3 million in the 1997 period compared to $21.8 million in the 1996 period, primarily as a result of increased volume of sales of PC cards. Such increase resulted primarily from expansion of the PC card market, increased sales and marketing efforts by the Company and the broadening of the Company's product line.

     Sales outside of the United States represented 8% of sales in the 1997 period compared to 12% of sales in the 1996 period.

     Sales to one of the Company's customers represented 22% of total sales in the 1997 period and 12% of sales in the 1996 period. The Company expects a significant decline in orders from this customer due to the completion of the program under which the product was originally shipped. In addition, the Company is in dispute with the customer regarding certain unshipped orders which have not been included in sales.

     Another significant customer represented 32% of total sales in the 1997 period and 16% of total sales in the 1996 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Costs of Goods Sold. Cost of goods sold increased 16% to $24.5 million for the 1997 period compared to $21.0 million for the 1996 period. Gross margins were 13.5% for the 1997 period compared to 3.5% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $925,000 in the 1997 period and $1,351,000 in the 1996 period, representing 3.3% of sales in the 1997 period and 6.2% in the 1996 period, reflecting a strategy of building inventory in anticipation of customer orders, a portion of which did not materialize. The decline in obsolescence as a percentage of sales reflects, in part, a change in the practice in February 1997, which change significantly decreased the amount of inventory purchased in advance of receipt of customer orders. The Company's gross margins have also been impacted by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices.

     During the 1997 and 1996 periods, the Company recorded sales of $5.3 million and $3.7 million, respectively, which were subsequently deemed to be invalid and reversed in the process of restating the Company's financial statements. These transactions had the effect of overstating the Company's gross margins and contributed to inappropriate pricing decisions and selling practices.

     Engineering Costs.  Engineering costs were $1.1 million in both periods.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $7.3 million in the 1997 period compared to $2.7 million in the comparable 1996 period. Sales compensation and related travel costs for domestic operations increased from $872,000 to $1,604,000, reflecting increased investment in sales personnel. Legal, accounting and other professional fees were approximately $1.8 million in the 1997 period compared to $90,000 in the 1996 period, reflecting increased costs associated with Company's investment activities as well as costs associated with a public offering for convertible debentures which was cancelled in December 1996.

     Depreciation expense increased to $702,000 in the 1997 period compared to $346,000 in the 1996 period, reflecting increased capital equipment expenditures to increase production capacity and improve productivity.

     The Company's Canadian and United Kingdom sales subsidiaries incurred $590,000 of selling, general and administrative expenses in the 1997 period compared to $464,000 in the 1996 period. These operations were both shut down in April 1997 and support for all international sales activities was consolidated at the Company's headquarters.

     During the 1997 period, the Company revised its method of allocating overhead costs to cost of goods sold, which revision reduced the allocation for this period by approximately $360,000.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 and 1996 periods. The following table describes the elements and the amounts reflected in this category (in thousands):

        Costs incurred in connection with ITP/Fleet.Net....................  $ 3,729
        Provision for loss on investment in Infos International............    6,024
        Provision for loss on investment in Industrial Imaging.............    2,283
        Provision for loss on investment in WebSecure......................    1,765
        Less gain on sale of investment in WebSecure.......................   (1,200)
        Amortization of goodwill and equity in losses of ViA...............      585
        Other losses.......................................................      910
                                                                             -------
                                                                             $14,096
                                                                             =======

  ITP/ Fleet.Net

     On December 13, 1996, the Company completed merger agreements regarding ITP/Fleet.Net agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties regarding the Company's prior reported financial statements. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreement. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of the Settlement and Mutual Release, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger will be recorded using purchase accounting, and the excess of the purchase price over the fair value of assets acquired (approximately $3.0 million) will be written off as of May 15, 1997, the settlement agreement date, because of the uncertainties related to the future operations of ITP/Fleet.Net.

  Infos International, Inc.

     During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc., a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a market value of $3.9 million at date of acquisition. On May 14, 1997, the Company and shareholders of Infos reached an agreement in principal whereby the Company would return its shares of Infos in exchange for shares of Common Stock issued and a three-year warrant to acquire shares of Infos equal to up to 15% of the then outstanding common stock of Infos with certain limitations. The parties have also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. Since Infos is a privately-held company, there is no available market information in order to ascribe value to the warrants, and current financial information is not presently available. Accordingly, the full amount of the investment cost ($7.0 million) has been written off. The recorded loss of $(6.0) million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary,

Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos acquiring ICC, in connection with a sales transaction that was determined in the Company's financial review not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995 and the remainder as loss on investment activities in fiscal 1997.

  Industrial Imaging, Inc.

     For $730,000 in cash and the conversion of $200,000 of notes, the Company purchased a minority interest in a corporation now known as Industrial Imaging, Inc. which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and purchase material using the Company's credit arrangements for a service fee of $200,000. The Company completed purchases aggregating $1.4 million on behalf of the investee and initially reflected by the Company as sales with the equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company has agreed to convert its account receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment.

  WebSecure, Inc.

     During fiscal 1996 the Company purchased for $569,000 a minority interest in WebSecure, Inc., a corporation which provides Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, has been fully reserved on the basis that its value appears to have been permanently impaired. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 17 of Notes to Unaudited Consolidated Financial Statements.

  ViA, Inc.

     In December 1996, the Company acquired a 12% interest in ViA, Inc. a privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial is accounting for this investment using the equity method, and is amortizing the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment, for an aggregate amount of $585,000, as loss on investment activities.

  Other Investments

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997 net of certain offsets included in accounts payable and accrued expenses.

     Special Investigation Costs. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):

        Fees for services provided by the Company's independent
          accountants.......................................................  $  933
        Fees for services provided by the Company's Special Litigation Legal
          Counsel...........................................................     942
        Fees for services provided by the Company's Interim Chief Executive
          Officer and Interim Chief Financial Officer.......................   1,195
        Fees for services provided by Counsel to the Special Committee of
          the Board of Directors............................................     541
        Other...............................................................      62
                                                                              ------
                                                                              $3,673
                                                                              ======

     As of March 31, 1997, $1.6 million of these fees have been paid and $2.0 million are included in accounts payable and accrued expenses. Such accruals include estimates of fees in connection with the completion of the special investigation, certain refinancing activities, and costs of legal defense associated with shareholder litigation.

     Provision for Settlement of Shareholder Litigation. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

     Net Interest Expense. Net interest expense increased from $174,000 in fiscal 1996 to $391,000 in fiscal 1997, reflecting an increased level of borrowing under the Company's revolving credit agreement.

     Equity Interest in Earnings of Affiliate. The equity interest in earnings of affiliate reflects the Company's net interest in earnings of Century.

YEARS ENDED JUNE 30, 1996 AND 1995

     Sales. Sales increased 272% to approximately $33.4 million in fiscal 1996 from approximately $9.0 million in fiscal 1995, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 98% in fiscal 1996 from approximately 81% in fiscal 1995. The growth in the Company's PC card sales resulted primarily from expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. This decrease was attributed to weakening demand for font cartridges as laser printer fonts are increasingly being delivered through PC cards rather than font cartridges, and the gradual shift in the Company's focus commenced in 1992, away from font cartridges and toward the PC card market. See "Risk Factors -- Product Concentration."

     Cost of Goods Sold. Cost of goods sold increased 157% resulting in gross margin of $3.6 million in 1996 compared to negative gross margin of $2.6 million in fiscal 1995. As a percentage of sales, gross margin was 10.9% in fiscal 1996 and (28.9)% in fiscal 1995. Gross margins reflect inventory adjustments associated with the financial review of $3.6 million in fiscal 1996 and $4.6 million in fiscal 1995, based on roll-back analyses of adjusted sales activity and review of available physical inventory records for recurring errors misstating quantities and pricing, as well as provisions for inventory obsolescence.

     During fiscal 1996 and fiscal 1995, the Company recorded sales of $3.7 million and $3.5 million, respectively, which were subsequently deemed to be invalid and reversed in the process of restating the Company's financial statements. These transactions had the effect of overstating the Company's gross margins and contributed to inappropriate pricing decisions and selling practices.

     Engineering Costs. Engineering costs increased 91% to approximately $1.4 million in fiscal 1996 from approximately $753,000 in fiscal 1995 as a result of increased engineering resources required by the Company's increased emphasis on the PC Card marketplace. As a percentage of sales, research and development expenses were 4% in fiscal 1996 as compared to 8% in fiscal 1995 due primarily to the higher sales level.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56% to approximately $3.8 million in fiscal 1996 from approximately $2.4 million in fiscal 1995. The increase was due to expanded sales and marketing efforts, to increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment and to the cost associated with additional personnel. As a percentage of sales, selling, general and administrative expenses decreased to 11% in fiscal 1996 from 27% in fiscal 1995 due primarily to higher sales levels.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments. The following table describes the elements and the amounts reflected in this category for the year ended June 30, 1996 (in thousands):

        Costs incurred in connection with ITP/Fleet.Net.....................  $1,101
        Loss on investment in Advent Technology Management, Inc.............   1,000
        Loss on investment in P.G. Technologies, Inc........................     396
        Other...............................................................     165
                                                                              ------
                                                                              $2,662
                                                                              ======

     The costs incurred in connection with ITP/Fleet.Net are pre-acquisition advances for marketing and prototype development in connection with the NOMAD program.

     During fiscal 1996, the Company purchased a minority interest in Advent Technology Management, Inc., a holding company of various technology-related corporations for $250,000, and loaned to the investee an additional $1.0 million. The Company believes that the initial investment objectives were not bona fide, and that the value of this investment has been permanently impaired. Accordingly, these investments have been reflected in loss on investment activities in fiscal 1996, excluding $250,000 that was repaid by the investee in January 1997.

     During fiscal 1996, the Company purchased a minority interest in P.G. Technologies, Inc., a corporation that develops, manufactures and markets products for vehicle and fleet management, for $396,500. In addition, the Company loaned $100,000 to the investee. The carrying cost of this investment and loan was written off in fiscal 1996 and the shares were returned to the investee in May 1997 pursuant to a settlement and mutual release agreement.

     Net Interest Expense. Net interest expense was approximately $17,000 in fiscal 1996 compared to $64,000 in fiscal 1995. Interest expense increased by approximately $296,000 due to increased borrowing under the Company's credit arrangements. This increase was offset by a rise in interest income of approximately $343,000 due to the investment of excess cash.

YEARS ENDED JUNE 30, 1995 AND 1994

     Sales. Sales increased 15% to approximately $9.0 million in fiscal 1995 from approximately $7.8 million in fiscal 1994, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 81% in fiscal 1995 from approximately 61% in fiscal 1994. Sales of PC cards increased, primarily due to expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. The decrease was attributable to weakening demand for font cartridges as laser printer fonts were increasingly being delivered through PC cards rather than font cartridges, and the shift in the Company's focus away from font cartridges and toward the PC card market commenced in 1992.

     Cost of Goods Sold. Cost of goods sold increased 78% to approximately $11.6 million in fiscal 1995 from approximately $6.5 million in fiscal 1994. Gross margins were $(2.6) million, or (29)%, compared to $1.3 million, or 17% of sales, in 1994. Gross margins reflect inventory adjustments associated with the financial review of $4.6 million in fiscal 1995 and $1.8 million in fiscal 1994, based on roll-back analyses of adjusted sales activity and review of available physical inventory records for recurring errors misstating quantities and pricing, as well as provisions for inventory obsolescence not previously provided. During fiscal 1995 and 1994, the Company recorded sales of $3.5 million and $0.4 million, respectively, which were subsequently deemed to be invalid and reversed in the process of restating the Company's financial statement. These transactions had the effect of overstating the Company's gross margins and contributed to inappropriate pricing decisions and selling practices.

     Engineering Expenses. Engineering expenses increased 33% to approximately $753,000 in fiscal 1995 from approximately $567,000 in fiscal 1994. As a percentage of sales, research and development expenses were 8% in fiscal 1995 as compared to 7% in fiscal 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17% to approximately $2.4 million in fiscal 1995, from approximately $2.1 million in fiscal 1994. The increase was due to a rise in the Company's workforce, expanded sales and marketing efforts and greater depreciation expense resulting from the acquisition of additional manufacturing equipment. As a percentage of sales, selling, general and administrative expenses were 27% in fiscal 1995 and fiscal 1994.

     Net Interest Expense. Net interest expense decreased to approximately $64,000 in fiscal 1995 from approximately $486,000 in fiscal 1994, primarily due to reduced borrowings and, to a lesser extent, lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

  1998 Liquidity Outlook

     The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, or bank financing were not available, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances, anticipated financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations. However, the Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

  Operating Activities

     At March 31, 1997, working capital declined to approximately $4.6 million, compared to working capital of $28.2 million at June 30, 1996, due principally to operating losses and cash used in investing activities. In fiscal 1997, the Company experienced cash flow used in operations of approximately $(8.8) million, compared to cash flow used in operations of $(15.5) million for the comparable period in fiscal 1996. Days of sales outstanding in accounts receivable amounted to 46 days at March 31, 1997 compared to 81 days at March 31, 1996, reflecting improved collection activities. The Company's inventories represent approximately 12 weeks of manufacturing output at March 31, 1997, compared to 12 weeks at March 31, 1996. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels.

     As a result of the adjustments made to the Company's financial statements in connection with its financial review, previous provisions for income taxes have been reversed and the associated payments of approximately $7.4 million are classified as recoverable income taxes at March 31, 1997. Approximately $6.1 million of these tax refunds were received as of June 30, 1997, and substantially all of the remaining refunds are expected to be received by the end of August 1997.

     The Company's access to trade credit from its vendors has been subject to increased scrutiny by its vendors and more limited terms since its announcement of financial irregularities in February 1997. While certain suppliers have imposed "collection on delivery" terms, the Company's principal suppliers have continued to extend credit. If such suppliers were to discontinue or materially limit existing credit terms, the Company could be placed in the position where it would be unable to continue operations.

  Investing Transactions

     Capital expenditures amounted to $2.1 million in fiscal 1997, $1.3 million in fiscal 1996 and $1.5 million in fiscal 1995. Such expenditures have been financed, in part, through leasing arrangements amounting to $250,000, $702,000, and $691,000, respectively. As of March 31, 1997, the Company had remaining obligations of $671,000 on these equipment financing leases, which are in default due to cross-default provisions between a master lease agreement and a revolving credit agreement to which the Company is a party, both of which are with the same bank lender. The Company intends to repay these leases using proceeds from a new term loan facility. See "--Proposal from Congress Financial Corp."

     The Company has no commitments for future capital equipment expenditures. Included in accounts payable and accrued expenses are invoices for capital equipment amounting to $528,000, which the Company expects to finance, in part, through a new capital acquisition facility. See "--Proposal from Congress Financial Corp."

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. The Company's management has decided to focus its resources on its core business and to suspend new investment activities. The Company has written down its portfolio of investments based on an individual assessment of their future viability.

  Financing Transactions

     In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See
" -- Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. In addition, on March 18, 1997, certain advances from the Company to DCI were converted to an 8.5% promissory note amounting to approximately $4.1 million. The forbearance agreement has been subsequently extended to July 31, 1997. The defaulted credit agreement bears interest at the bank's prime interest rate. The forbearance agreement sets the interest rate at 9.5%. The Company is currently negotiating financing arrangement with a new lender. See "--Proposal from Congress Financial Corp." and Note 10 of Notes to Unaudited Consolidated Financial Statements. Although the Company believes it will successfully accomplish the refinancing, the proposal letter contains conditions to refinancing, and if the refinancing were not effected, the Company would be obliged to seek alternative sources of financing. There can be no assurance that such alternative sources of financing will be available or, if they are available, that the terms of such alternative financing would be acceptable to the Company. Failure of the Company to secure bank credit would significantly impair the ability of the Company to continue as a going concern.

  Investment in Century Electronics Manufacturing, Inc.

     During fiscal 1997, the Company completed three separate business acquisitions of contract manufacturing activities. On July 10, 1996, the Company acquired a majority equity position in Design Circuits, Inc. ("DCI") for approximately $3.2 million in cash, 250,000 shares of the Company's Common Stock and assumption of certain liabilities.

     In October 1996, the Company and the minority shareholders in DCI exchanged their DCI shares for shares of capital stock in a newly formed entity, Century Electronics Manufacturing, Inc. ("Century").

     Pursuant to a joint venture agreement executed in May, 1996, the Company invested $1.3 million during fiscal 1997 as its initial capital into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

     On November 5, 1996, Century purchased Triax Technology Group Limited ("Triax"), a provider of contract manufacturing services located in the United Kingdom for approximately $4.2 million in cash, and approximately 2.2 million shares of common stock of Century. The Company also contributed 25,000 shares of Centennial Common Stock as a finder's fee. At the conclusion of the Triax transaction, Triax and DCI were wholly-owned subsidiaries of Century, and Centennial owned approximately 67% of Century.

     On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bear interest at a rate of 6% and mature in ten years. Under certain conditions, the debentures will be convertible into the capital stock of an entity with which Century may merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On June 30, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the underlying equipment to Century for $0.5 million in cash and a $1.9 million 9% promissory note due December 1998. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

  Status of Existing Revolving Credit Agreement

     As a result of receipts of certain tax refunds, the cash proceeds of the June 30, 1997 Century refinancing transaction, and improved inventory management and accounts receivable collection programs, the Company has reduced borrowings under its defaulted Revolving Credit Agreement to approximately $1.2 million as of June 30, 1997, while also reducing trade accounts payable to $3.9 million as compared to $4.8 million at March 31, 1997.

  Proposal From Congress Financial Corp.

     On May 7, 1997, the Company received a non-binding proposal from Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility.

     On July 18, 1997, the Company received a commitment letter from Congress Financial, subject to satisfaction of certain conditions and completion of documentation, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings would be based on available accounts receivable and the cost of equipment, and would be secured by all of the Company's assets. The Company expects to complete negotiations on the new borrowing facility before the expiration of the forbearance agreement relating to its existing credit facility. Although the Company believes it will successfully accomplish the refinancing, the commitment letter contains conditions to refinancing, and if the refinancing were not effected, the Company would be obliged to seek alternative sources of financing. There can be no assurance that such alternative sources of financing will be available or, if they are available, that the terms of such alternative financing would be acceptable to the Company. Failure of the Company to secure bank credit would significantly impair the ability of the Company to continue as a going concern.

  Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Item 3 -- Legal Proceedings." The Company is currently negotiating the settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Item 3 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that the Company will be successful in negotiating the settlements described in Item 3, or that the claims against Lawrence J. Ramaekers, the Company's interim Chief Executive Officer, in connection with the February 25 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

     Advent Technology Management, Inc. ("ATM") has purported to exercise an alleged option to acquire one million shares of the Company's Common Stock in exchange for certain shares of common stock of WebSecure, Inc. (the "Securities") which were in the possession of the Company and which ATM asserts to be the property of ATM. ATM has presented documents to the Company purporting to show the acknowledgement of Emanuel Pinez as then Chairman and Chief Executive Officer of the Company to an arrangement whereby the Company was holding the Securities for the account of ATM and whereby ATM was given the option to exchange the Securities for 409,600 shares of the Company's Common Stock, and purporting to show the acknowledgement of James M. Murphy as then Chief Financial Officer of the Company that the Securities were held for the account of ATM. The records of the Company do not indicate that the alleged arrangement was ever disclosed to the Company's Board of Directors or recorded in its financial records. To the contrary, the Securities were at all times reflected in the financial records of the Company as the property of the Company and were in part sold by the Company. The Company does not believe that the arrangement was valid or that the alleged option is enforceable.

IMPACT OF INFLATION

     The Company believes that the impact of inflation on its operations is not significant.

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

RISK FACTORS

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, revenues are not increased or bank financing were not available, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances, anticipated financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations. Although the Company has received a commitment letter from Congress Financial regarding the proposed refinancing, and believes that the refinancing with Congress Financial will be consummated, the refinancing is subject to certain conditions. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks and a subsidiary of Philips accounted for approximately 32% and 22%, respectively, of the Company's sales for fiscal 1997. Bay Networks and Philips accounted for 16% and 12%, respectively, of the Company's sales for the fiscal 1996. The loss of, or a significant curtailment of purchases by either of these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips have been in connection with Philips' sales of screen phones to a single customer. Except for certain orders presently in dispute, the Company has fulfilled all purchase orders with Philips, and the Company believes that it will not receive additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

     Need to Respond to Rapid Technological Change; Historical Single Product Concentration. The markets for the Company's products are characterized by rapid technological change, evolving industry standards and rapid product obsolescence. Rapid technological development substantially shortens product life cycles, and the Company's growth and future success will depend upon its ability, on a timely basis, to develop and introduce new products, to enhance existing products and to adapt products for various industrial applications and equipment platforms, as well as upon customer acceptance of these products, enhancements and adaptations. The Company, having more limited resources than many of its competitors, focuses its development efforts at any given time to a relatively narrow scope of development projects. There can be no assurance that the Company will select the correct projects for development or that the Company's development efforts will be successful. In addition, no assurance can be given that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to applicable industry standards. Any inability of the Company to introduce on a timely basis new products or enhancements that contribute to profitable sales would have a material adverse effect on the Company's business, financial condition and results of operations.

     PC cards and related services constitutes approximately 100%, 98% and 86% of the Company's sales for fiscal 1997, 1996 and 1995, respectively. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Epson America, Inc., Intel Corporation and Mitsubishi Electric Corporation. In connection with its NOMAD System, the Company may choose to compete with products from QUALCOMM Incorporated ("QUALCOMM"), Rockwell International Corporation ("Rockwell"), CADEC Systems, Inc. ("CADEC") and HighwayMaster Communications, Inc. ("HighwayMaster"). QUALCOMM and HighwayMaster offer a bundled system comprised of equipment, applications software and communications services to truck fleet operators. Others, such as CADEC and Rockwell, offer bundled equipment and software. Centennial's NOMAD System product is intended to become a standard platform for sale to VARs and systems integrators developing their own on-board applications. Though Centennial does not anticipate competing with the above companies, they may become competitors if they choose to sell their equipment unbundled from their applications software and communications services. Certain of these competitors also supply the Company with raw materials, including electronic components, which are occasionally subject to industrywide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including product quality and performance, order turnaround, the provision of competitive design capabilities, timely response to advances in technology, adequate manufacturing capacity, production efficiency, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, market conditions may lead to intensified price competition for the Company's products and services, resulting in lower prices and gross margins, which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will compete successfully in the future.

     Fluctuations in Quarterly Results. The Company's results of operations may be subject to quarterly fluctuations due to a number of factors, including the timing of receipt and delivery of significant orders for the Company's products, competitive pricing pressures, increases in raw material costs, costs associated with the expansion of operations, changes in customer and product mix, production difficulties, quality of the Company's products, write-downs or writeoffs of investments in other companies, exchange rate fluctuations and market acceptance of new or enhanced versions of the Company's products, as well as other factors, some of which are beyond the Company's control. Additionally, as is the case with many high technology companies, a significant portion of the Company's orders and shipments typically occurs in the last few weeks of a quarter. As a result, revenues for a quarter are not predictable, and the Company's revenues may shift from one quarter to the next, having a significant effect on reported results.

     The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors and changes in earnings estimates by analysts. There can be no assurance that the Company's future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies.

     Raw Material Shortages and Dependence on Single Source Suppliers. The Company has from time to time experienced shortages in the supply of computer memory chips and other electronic components used to manufacture PC cards. The Company expects that such supply shortages may continue, particularly with respect to computer memory chips and other electronic components used in products targeted at high-growth market segments. Occasionally, certain memory chips important to the Company's products are on industry-wide allocation by suppliers. Any such shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company purchases certain key components from single source vendors for which alternative sources are not currently available. The Company does not maintain long-term supply agreements with any of its vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect the Company's business, financial condition and results of operations. No assurance can be given that one or more of the Company's vendors will not reduce supplies to the Company.

     Risks Associated with Commercialization of the NOMAD System. The Company announced the development of the NOMAD System in October 1996. The Company has only recently begun initial marketing efforts related to the NOMAD System, no full-function prototype of the system has been developed, and no products have yet been sold. There can be no assurance that field testing, marketing and deployment of this system, or the development of a system prototype, will be completed or successful. In addition, the Company can provide no assurance that it will choose to or be able to provide the financial resources necessary to complete a product prototype or to bring the product to market. The success of the NOMAD System is also dependent upon numerous factors which are beyond the control of the Company, including the continued interest of the U.S. government and the transportation industry in the system, the successful deployment of related technologies, marketplace acceptance of the system and other factors. In addition, there can be no assurance that competitors of the Company will not develop competing or alternate technologies that may be preferred by the Company's potential customers or that evolving industry or government standards will not render the NOMAD System obsolete. In addition, the development and marketing of the NOMAD System will require the investment of substantial resources by the Company, and no assurance can be given that such investment will be recovered.

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the efforts and abilities of members of its senior management and other key personnel, including technical personnel. The loss of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled technical employees. The Company is currently conducting an executive search for a permanent Chief Executive Officer and Chief Financial Officer. Failure to attract and retain such senior personnel could materially and adversely affect the Company's business, financial condition and results of operations.

     Need to Maintain Quality Control Standards and Deliver Products on a Timely Basis. Many of the Company's products and services must meet exacting OEM specifications. As a result, the Company must adopt and adhere to stringent quality control standards for its products and manufacturing processes. There can be no assurance that the quality of the Company's products and services will meet customer requirements in the future. If quality problems occur, the Company could experience increased costs, rescheduling or cancellations of orders and shipments, delays in collecting accounts receivable, increases in product returns and reductions in new purchase orders, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes its ability to deliver product orders rapidly represents an important competitive advantage. However, there can be no assurance that future delays or interruptions in production caused by problems with product quality, supply shortages, facilities expansion, equipment failure, the subcontracting of a portion of production, availability of trade credit, human error or other factors, some of which may be beyond the control of the Company, will not result in the failure to meet delivery schedules. Any such failure could harm the Company's reputation in the marketplace and have a material adverse effect on the Company's business, financial condition and results of operations.

     Protection of Proprietary Information. The Company's products require technical know-how to engineer and manufacture. To the extent proprietary technology is involved, the Company relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with certain employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, existing or potential competitors of the Company. The Company generally does not seek to protect its proprietary information through patents or registered trademarks, although it may seek to do so in the future. There can be no assurance that the Company's products will not infringe on patents held by others. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of its rights. Litigation could result in substantial cost to the Company and could divert the attention and time of the Company's management and technical personnel from the operations of the Company.

     The Company currently licenses certain proprietary and patented technology from third parties. There can be no assurance that the Company will be able to continue to license such technology, that such licenses will be or remain exclusive or that any patented technology licensed by the Company will provide meaningful protection from competitors. In the event that a competitor's products were to infringe on patents licensed by the Company, it would be costly for the Company to enforce its rights in an infringement action and such an action would divert funds and management resources from the Company's operations.

     Risks of Acquisitions and Investments in Other Companies. The Company has terminated its earlier program of acquiring interests in companies and related technologies, and has written-off or provided valuation reserves for many such investments. However, the Company may determine that it is in the best interests to acquire or invest in other companies in the future. There can be no assurance that the companies in which the Company has invested or may invest will develop successful products or technologies beneficial to the Company or that such investments will be economically justified. In addition, if companies in which the Company has invested are not successful, the Company would be required to write-off or write-down further such investments, which would result in the Company recognizing an expense in the period in which such adjustment occurs.

     Risks of International Operations. During the nine months ended March 31, 1997 and the fiscal year ended June 30, 1996, the Company derived approximately 8% and 12%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     Environmental Compliance. The Company is subject to a variety of environmental regulations relating to the use, storage and disposal of hazardous chemicals used during its manufacturing processes. Any failure by the Company to comply with present and future regulations could subject the Company to significant liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses in order to comply with environmental regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CENTENNIAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                   JUNE 30,
                                                             MARCH 31,     -------------------------
                                                               1997           1996           1995
                                                             ---------     ----------     ----------
                                                                           (RESTATED)     (RESTATED)
                                               ASSETS
Current assets:
  Cash and cash equivalents................................  $      57      $  6,182       $    970
  Available-for-sale securities............................         --         4,932             --
  Trade accounts receivable................................      6,263        11,635          2,933
          Less allowances..................................       (692)         (375)          (131)
                                                             ---------      --------       --------
                                                                 5,571        11,260          2,802
  Accounts receivable from affiliates......................        676
  Recoverable income taxes.................................      7,356         3,142            775
  Inventories..............................................      7,794         8,248          2,181
  Notes receivable from affiliate..........................      4,129            --             --
  Other notes receivable...................................         --         1,809            768
  Other current assets.....................................      1,630         1,444            741
                                                             ---------      --------       --------
Total current assets.......................................     27,213        37,017          8,237
Equipment and leasehold improvements.......................      4,023         2,609          1,149
  Less accumulated depreciation and amortization...........       (936)         (576)          (226)
                                                             ---------      --------       --------
                                                                 3,087         2,033            923
Investments................................................      5,089         1,783             --
Other assets...............................................        566           299            390
Investment in affiliate....................................     15,243            --             --
                                                             ---------      --------       --------
Total assets...............................................  $  51,198      $ 41,132       $  9,550
                                                             =========      ========       ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit notes...................................  $  10,090      $  4,684       $  1,153
  Obligations under capital leases.........................        671           336            103
  Accounts payable and accrued expenses....................     11,883         3,836          3,865
                                                             ---------      --------       --------
Total current liabilities..................................     22,644         8,856          5,121
Long-term obligations under capital leases.................         --           367            162
Contingencies (Note 17)....................................
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
     authorized, none issued...............................         --            --             --
  Common Stock, $.01 par value; 50,000,000 shares
     authorized, 17,745,000 issued and outstanding at March
     31, 1997, 16,632,000 shares at June 30, 1996 and
     11,182,000 shares at June 30, 1995....................        177           165            110
Additional paid-in capital.................................     82,240        42,712         10,843
Accumulated deficit........................................    (53,630)      (10,968)        (6,686)
Foreign currency translation of equity investment..........       (233)           --             --
                                                             ---------      --------       --------
Total stockholders' equity.................................     28,554        31,909          4,267
                                                             ---------      --------       --------
Total liabilities and stockholders' equity.................  $  51,198      $ 41,132       $  9,550
                                                             =========      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        NINE MONTHS ENDED
                                            MARCH 31,                    FISCAL YEAR ENDED JUNE 30,
                                     ------------------------     ----------------------------------------
                                       1997          1996            1996           1995           1994
                                     --------     -----------     ----------     ----------     ----------
                                                  (RESTATED)      (RESTATED)     (RESTATED)     (RESTATED)
Sales..............................  $ 28,263       $21,768        $ 33,412       $  8,982       $  7,801
Costs and expenses:
  Cost of goods sold...............    24,453        21,018          29,778         11,575          6,508
  Engineering costs................     1,061         1,126           1,434            753            567
  Selling, general and
     administrative expenses.......     7,318         2,705           3,803          2,442          2,083
  Loss on investment activities....    14,096            69           2,662             --             --
  Special investigation costs......     3,673            --              --             --             --
  Provision for settlement of
     shareholder litigation........    20,000            --              --             --             --
  Net interest expense.............       391           174              17             64            486
                                     --------       -------         -------        -------        -------
       Total costs and expenses....    70,992        25,092          37,694         14,834          9,644
                                     --------       -------         -------        -------        -------
Loss before income tax credit and
  equity in earnings of
  affiliate........................   (42,729)       (3,324)         (4,282)        (5,852)        (1,843)
Equity in earnings of affiliate....        67            --              --             --             --
                                     --------       -------         -------        -------        -------
Loss before income tax credit......   (42,662)       (3,324)         (4,282)        (5,852)        (1,843)
Income tax credit..................        --            --              --             --           (171)
                                     --------       -------         -------        -------        -------
       Net loss....................  $(42,662)      $(3,324)       $ (4,282)      $ (5,852)      $ (1,672)
                                     ========       =======         =======        =======        =======
Net loss per share.................  $  (2.46)      $  (.26)       $   (.31)      $   (.63)      $   (.19)
Weighted average shares
  outstanding......................    17,367        12,678          13,632          9,363          9,027

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996 (EACH RESTATED)
                    AND THE NINE MONTHS ENDED MARCH 31, 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               RETAINED
                                                COMMON STOCK     ADDITIONAL    EARNINGS       FOREIGN         TOTAL
                                               ---------------    PAID-IN     (ACCUMULATED   CURRENCY     STOCKHOLDERS'
                                               SHARES   AMOUNT    CAPITAL      DEFICIT)     TRANSLATION      EQUITY
                                               ------   ------   ----------   -----------   -----------   -------------
Balance at June 30, 1993......................  6,027   $  60     $    146     $     838                    $   1,044
Contributed capital in connection with bridge
  financing...................................                         248                                        248
Proceeds from certain related party
  transactions (Note 15)......................                          31                                         31
Proceeds from public offering, net of issuance
  costs of $943...............................  3,000      30        4,634                                      4,664
Net loss......................................                                    (1,672)                      (1,672)
                                               ------   -----     --------     ---------       -----        ---------
Balance at June 30, 1994......................  9,027      90        5,059          (834)                       4,315
Proceeds from certain related party
  transactions (Note 15)......................                         653                                        653
Exercise of options...........................     79                  149                                        149
Exercise of warrants..........................   1626      16        3,793                                       3809
Compensation from option grants...............                          53                                         53
Private placement.............................    450       4        1,136                                      1,140
Net loss......................................                                    (5,852)                      (5,852)
                                               ------   -----     --------     ---------       -----        ---------
Balance at June 30, 1995...................... 11,182     110       10,843        (6,686)                       4,267
Proceeds from certain related party
  transactions (Note 15)......................                       3,091                                      3,091
Exercise of options...........................    382       4          695                                        699
Exercise of warrants..........................  2,217      22        5,172                                      5,194
Compensation from option grants...............                          20                                         20
Proceeds from public offering, net of issuance
  costs of $2,730.............................  2,850      29       22,891                                     22,920
Net loss......................................                                    (4,282)                      (4,282)
                                               ------   -----     --------     ---------       -----        ---------
Balance at June 30, 1996...................... 16,631     165       42,712       (10,968)                      31,909
Proceeds from certain related party
  transactions (Note 15)......................                       2,254                                      2,254
Exercise of options...........................    281       3        3,539                                      3,542
Exercise of warrants..........................    172       2          516                                        518
Compensation from option grants...............                          34                                         34
Issuance of Common Stock in connection with
  acquisition of affiliates...................    275       3        4,822                                      4,825
Issuance of Common Stock in connection with
  investments.................................    386       4        9,838                                      9,842
Foreign currency translation of equity
  investment..................................                                                 $(233)            (233)
Estimated fair market value of shares to be
  issued in connection with shareholder
  litigation..................................                      18,525                                     18,525
Net loss......................................                                   (42,662)                     (42,662)
                                               ------   -----     --------     ---------       -----        ---------
Balance at March 31, 1997..................... 17,745   $ 177     $ 82,240     $ (53,630)      $(233)       $  28,554
                                               ======   =====     ========     =========       =====        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,                 FISCAL YEAR ENDED JUNE 30,
                                                                -----------------------    --------------------------------------
                                                                  1997         1996           1996          1995          1994
                                                                --------   ------------    ----------    ----------    ----------
                                                                            (RESTATED)     (RESTATED)    (RESTATED)    (RESTATED)
Cash flows from operating activities:
  Net loss....................................................  $(42,662)    $ (3,324)      $ (4,282)     $ (5,852)     $ (1,672)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Provision for settlement of shareholder litigation..........    20,000       --             --            --            --
  Depreciation and amortization...............................       831          346            471           281           176
  Equity in earnings of affiliate.............................       (67)
  Provision for loss on accounts receivable...................       400          309            425           171            49
  Provision for losses on sale of equipment...................       318
  Provision for loss on note receivable.......................       100          271            871        --            --
  Provision for loss on investments...........................     8,027       --                690        --            --
  Discount on bridge financing................................     --          --             --            --               248
  Other non-cash items........................................        34          (49)            19            53            55
  Change in operating assets and liabilities:
    Accounts receivable.......................................     5,289       (5,427)        (8,883)       (1,693)         (599)
    Accounts receivable from affiliate........................      (676)
    Inventories...............................................       454       (5,000)        (6,067)         (600)          676
    Notes receivable..........................................     1,509       (1,406)        (2,040)         (841)       --
    Notes receivable from affiliate...........................    (4,129)      --             --            --            --
    Recoverable income taxes..................................    (4,214)         166         (2,366)         (604)         (171)
    Other assets..............................................      (582)        (217)          (807)         (487)           (5)
    Accounts payable and accrued expenses.....................     6,572       (1,125)            (9)        3,072          (817)
    Income taxes payable......................................     --          --                (20)          (96)         (341)
                                                                --------     --------       --------      --------      --------
        Net cash used in operating activities.................    (8,796)     (15,456)       (21,998)       (6,596)       (2,401)
Cash flows from investing activities:
  Capital expenditures........................................    (2,074)      (1,276)        (1,459)         (583)         (332)
  Purchase of available-for-sale securities...................   (27,250)      --             (8,914)       --            --
  Proceeds from sale of available-for-sale securities.........    32,182       --              3,981        --            --
  Purchase of investments.....................................    (1,291)        (762)        (2,272)       --            --
  Acquisition of affiliates...................................   (10,351)      --             --            --            --
                                                                --------     --------       --------      --------      --------
        Net cash used in investing activities.................    (8,784)      (2,038)        (8,664)         (583)         (332)
Cash flows from financing activities:
  Net borrowings under line of credit.........................     5,406       (1,153)         3,531         1,153           (54)
  Proceeds from equipment lease financing.....................       250          702            691           320        --
  Payments on equipment lease financing.......................      (282)        (175)          (252)          (56)       --
  Proceeds from exercise of stock options.....................     3,542          697            699           149        --
  Proceeds from exercise of warrants..........................       518        5,079          5,194         3,809        --
  Net proceeds from public offerings of Common Stock..........                 21,699         22,920                       4,662
  Net proceeds from private placement.........................                                               1,140        --
  Proceeds from certain related party transactions............     2,254         1,956         3,091           653            31
  Proceeds from bridge financing..............................     --          --             --            --               550
  Repayment of bridge financing...............................     --          --             --            --              (550)
  Payments on notes payable...................................     --          --             --            --              (925)
  Foreign currency translation of equity investment...........      (233)      --             --            --            --
                                                                --------     --------       --------      --------      --------
        Net cash provided by financing activities.............    11,455       28,805         35,874         7,168         3,714
                                                                --------     --------       --------      --------      --------
Net increase (decrease) in cash and cash equivalents..........    (6,125)      11,311          5,212           (11)          981
Cash and cash equivalents at beginning of period..............     6,182          970            970           981        --
                                                                --------     --------       --------      --------      --------
Cash and cash equivalents at end of period....................  $     57     $ 12,281       $  6,182      $    970      $    981
                                                                ========     ========       ========      ========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..................................................  $    535     $    273       $    342      $     71      $    156
                                                                ========     ========       ========      ========      ========
    Income taxes..............................................  $  4,151     $    598       $  2,601      $    716      $    286
                                                                ========     ========       ========      ========      ========
    Non-cash transactions:
      During fiscal 1997, the Company issued Common Stock in
      connection with the acquisition of affiliates and in
      connection with the purchase of investments having a
      fair market value at the dates of issuance of $4,825 and
      $9,842, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

  Basis of Presentation

     The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. The Company's investment in Century Electronics Manufacturing, Inc. ("Century"), of which it had a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on June 30, 1997. Due to the significance of the Company's investment in the investee's capitalization and on the basis of the complementary nature of the Company's products and related development plans, the Company is accounting for its 12% investment in ViA, Inc. using the equity method. See Note 9. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1997 presentation.

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course. The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, or bank financing were not available, it would significantly impair the ability of the Company to continue as a going concern.

     The Company is a defendant in certain litigation, as more fully described in Note 17. No assurance can be given that the settlement of litigation will result in an outcome which would not significantly impair the ability of the Company to continue as a going concern.

  Change in Fiscal Year

     On March 24, 1997 the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. See Note 2. All references to fiscal 1997 in the accompanying financial statements relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

     On February 11, 1997, the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements give effect to the adjustments arising from the special investigation.

     Cumulative adjustments to the Company's previously reported results of operations through December 31, 1996 consist of reductions of sales totaling $21.2 million; increases to cost of sales associated with inventory adjustments totaling $8.8 million; and write-offs of investments in and advances to several companies totaling $15.8 million. Additional increases in costs and expenses include adjustments to plant and equipment, miscellaneous assets, investment in Century, accrued liabilities and warranty reserves for a net

                         CENTENNIAL TECHNOLOGIES, INC.

aggregate amount of $2.4 million. Netted against these adjustments is an aggregate amount of $8.1 million in reductions to income taxes, representing reversals of previously reported tax provisions.

     The following table sets forth the effects of these adjustments on the Company's financial position and results of operations (in thousands except per share data):

                                                    SIX MONTHS
                                                      ENDED          FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,      -------------------------------
                                                       1996         1996        1995        1994
                                                    ----------     -------     -------     -------
Sales:
  As previously reported..........................   $ 30,192      $37,848     $12,445     $ 8,213
  As adjusted.....................................     17,370       33,412       8,982       7,801
Cost of goods sold:
  As previously reported..........................     17,978       23,636       6,833       4,523
  As adjusted.....................................     15,582       29,778      11,575       6,508
Net income (loss):
  As previously reported..........................      5,805        4,902         874         464
  As adjusted.....................................    (16,221)      (4,282)     (5,852)     (1,672)
Net income (loss) per share:
  As previously reported..........................        .33          .34         .08         .07
  As adjusted.....................................       (.94)        (.31)       (.63)       (.19)
Total assets:
  As previously reported..........................     89,952       55,782      18,199       7,553
  As adjusted.....................................     58,320       41,132       9,550       5,203
Total stockholders' equity:
  As previously reported..........................     70,874       46,045      12,445       6,419
  As adjusted.....................................     36,611       31,909       4,267       4,315

                         CENTENNIAL TECHNOLOGIES, INC.

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED          FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,      -------------------------------
                                                       1996         1996        1995        1994
                                                    ----------     -------     -------     -------
Adjustments attributable to Centennial
  Technologies, Inc.:
Reversal of invalid sales transactions............   $ (5,283)     $(3,714)    $(3,455)    $  (413)
Reversal of bill and hold sales transactions......     (6,432)          --          --          --
Reclassification of purchasing agency
  arrangement.....................................       (968)        (585)         --          --
Additional accounts receivable adjustments........       (239)        (136)         (9)         --
                                                     --------      -------     -------     -------
Total adjustments to sales........................    (12,922)      (4,435)     (3,464)       (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)      (2,202)     (4,560)     (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435           --          --          --
Additional provisions for inventory
  obsolescence....................................       (925)      (1,351)        (78)       (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)      (2,266)       (223)       (177)
Provision for losses on investment activities.....    (10,811)      (1,496)         --          --
Pre-acquisition advances to subsidiary............     (2,385)      (1,101)         --          --
Other adjustments, net............................       (568)         399       1,043        (211)
Reversal of provisions for income taxes...........      3,788        3,268         556         455
                                                     --------      -------     -------     -------
Total adjustments to net income (loss)............    (21,796)     $(9,184)    $(6,726)    $(2,137)
                                                                   =======     =======     =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
                                                     ========

     As outlined in the criminal indictment of Centennial's former Chief Executive Officer, the Company's sales figures were inflated in previous periods. This inflation was achieved by various means, including shipping empty PC card housings; billing customers for non-existent products; using the delivery of non-product materials to generate shipping documents, which were then used to create fictitious invoices; and the payment of these invoices with funds apparently provided by the Company's former Chief Executive Officer.

     Reported revenue figures have also been corrected to exclude bill and hold transactions which did not meet revenue recognition criteria for the periods in which they were recorded, and to reclassify transactions related to a purchasing agency contract with an affiliated company.

     Adjustments to the Company's physical inventory balances are attributable to prior manipulation of physical counts, the inclusion of empty PC card housings in the Company's finished goods balances, various pricing errors and manipulations, and the Company's prior failure to adequately reflect actual usage information in providing reserves for inventory obsolescence.

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its recently acquired subsidiaries, Intelligent Truck Project, Inc. and Fleet.Net, Inc., the Company has recorded a charge of $3.5 million, equal to advances to these companies between April 1996 and December 31, 1996 previously characterized as prepaid technology license fees, as costs and expenses in the periods in which those advances were made. The Company has also recorded valuation reserves and related accruals amounting to $5.8 million related to several of its loans to and/or investments in technology companies. In addition, the Company has

                         CENTENNIAL TECHNOLOGIES, INC.

reached agreements to settle claims related to its investments in Infos International, Inc. and P.G. Technologies, Inc. and has recorded a full write-off of its investments in these entities of $6.0 million and $0.5 million, respectively.

3.  SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES

  Industry Segment

     The Company operates in a single industry segment: the design and manufacture of high-technology memory chip based products used in industrial and commercial applications.

  Revenue Recognition

     Revenue from product sales is recognized at time of shipment.

  Warranty Costs

     The Company offers a limited warranty, ranging from one to two years, on materials and workmanship for certain of its products. Costs relating to product warranty are generally accrued at time of shipment. In addition, on sales to certain wholesalers, the Company offers a stock rotation policy under which the Company accepts returns on certain merchandise within two months of shipping for merchandise or credit toward future orders, and accepts returns after two months but within six months of shipping for merchandise credit minus a 15% restocking charge. The Company has not experienced material costs associated with its warranty and restocking policy.

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

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For fiscal 1997, two customers accounted for approximately 54% of the Company's sales. At March 31, 1997, these customers accounted for approximately $3.0 million, or 54% of the Company's net accounts receivable balance.

     For fiscal 1996, two customers accounted for approximately 28% of the Company's sales. At June 30, 1996, these two customers accounted for approximately $4.7 million, or 42% of the Company's net accounts receivable balance.

     For the nine months ended March 31, 1996, two customers accounted for approximately 25% of the Company's sales. At March 31, 1996, these customers accounted for approximately $1.8 million, or 23% of the Company's accounts receivable balance.

                         CENTENNIAL TECHNOLOGIES, INC.

     No one customer or group of related customers accounts for more than 10% of the Company's sales in fiscal 1995 and 1994.

     Approximately 8%, 12%, 19% and 22% of the Company's sales in fiscal 1997, 1996, 1995 and 1994, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

     A substantial portion of the Company's assets are associated with Century Electronics Manufacturing, Inc., ("Century"). See Note 8. Any material adverse change in the business of Century could have a material adverse effect on the Company's business, financial condition and results of operations.

  Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, available-for-sale securities, accounts receivable, notes receivable, accounts payable and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. Long-term notes receivable, investments and notes payable are carried at amounts that approximate fair value.

  Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market.

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

  Earnings Per Share

     Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Since all periods presented in these financial statements reflect losses, such common stock equivalents have been excluded, as they are anti-dilutive.

  Stock Split

     The Company effected a two-for-one stock split of its outstanding shares of Common Stock in the form of a stock dividend in November 1996. All references in the accompanying consolidated financial statements to number of shares, weighted average number of shares outstanding and related prices, per share amounts, and stock plan data reflect this split on a retroactive basis.

                         CENTENNIAL TECHNOLOGIES, INC.

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

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. Management has decided to focus its financial resources on its core business, and to suspend new investment activities. The Company has written down its portfolio of investments based on an individual assessment of their future viability.

4.  AVAILABLE-FOR-SALE SECURITIES

     The Company, in accordance with Statement of Financial Accounting Standards No. 115, classifies its securities as available-for-sale and are stated at amortized cost plus accrued interest, which approximate fair market value. Gross unrealized losses on the securities available-for-sale are not reported as a separate component of stockholders' equity due to their immateriality. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in income. Available-for-sale securities are classified as current assets, as they are held to fund current operations. Available-for-sale securities at June 30, 1996 consist of mortgage backed-securities with an amortized cost and fair market cost of $4.9 million. There were no available-for-sale securities at March 31, 1997 or at June 30, 1995. Gross realized gains and losses are immaterial to the Company's operating results.

5. INVENTORIES

     Inventories consisted of (in thousands):

                                                              MARCH 31,      JUNE 30,       JUNE 30,
                                                                1997           1996           1995
                                                              ---------     ----------     ----------
                                                                            (RESTATED)     (RESTATED)
Raw material, primarily electronic components...............   $ 3,995        $4,967         $1,143
Work in process.............................................     1,387           882            460
Finished goods..............................................     2,412         2,399            578
                                                               -------        ------         ------
                                                               $ 7,794        $8,248         $2,181
                                                               =======        ======         ======

     The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

6.  NOTES RECEIVABLE

     During fiscal 1996, the Company advanced funds to affiliated and unaffiliated companies, which generally develop technologies complimentary to that of the Company. At June 30, 1996, the notes receivable balance due from these companies was approximately $2,680,000. At June 30, 1996, the Company had a $871,000 reserve against the outstanding note receivable balance. During fiscal 1997, loans for $2,295,000 were made, loans of $3,689,000 were repaid, $115,000 was written off and $200,000 was converted into the common stock of the investee. During fiscal 1997, the Company provided for an additional $100,000 reserve, such that all notes receivable are fully reserved.

                         CENTENNIAL TECHNOLOGIES, INC.

7.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following (in thousands):

                                                                                    JUNE 30,
                                                                            -------------------------
                                                              MARCH 31,
                                                                1997           1996           1995
                                                              ---------     ----------     ----------
                                                                            (RESTATED)     (RESTATED)
Equipment...................................................   $ 2,809        $1,401         $  747
Equipment under capital leases..............................     1,214         1,012            320
Leasehold improvements......................................        --           196             82
                                                               -------        ------         ------
                                                                 4,023         2,609          1,149
Accumulated depreciation and amortization...................       936           576            227
                                                               -------        ------         ------
                                                               $ 3,087        $2,033         $  923
                                                               =======        ======         ======

     During fiscal 1997, the Company wrote off $80,000 of net book value of leasehold improvements in connection with its move to new facilities.

     Depreciation expense for fiscal 1997, 1996, 1995 and 1994 was approximately $702,000, $348,000, $152,000, and $59,000, respectively. Depreciation expense for the nine months ended March 31, 1996 was approximately $240,000.

8.  INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     During fiscal 1997, the Company completed three separate business acquisitions of contract manufacturing activities. On July 10, 1996, the Company acquired a majority equity position in Design Circuits, Inc. ("DCI") for approximately $3.2 million in cash, 250,000 shares of the Company's Common Stock and assumption of certain liabilities.

     In October 1996, the Company and the minority shareholders in DCI exchanged their DCI shares for shares of capital stock in a newly formed entity, Century Electronics Manufacturing, Inc. ("Century").

     Pursuant to a joint venture agreement executed in May, 1996, the Company invested $1.3 million during fiscal 1997 as its initial capital into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

     On November 5, 1996, Century purchased Triax Technology Group Limited ("Triax"), a provider of contract manufacturing services located in the United Kingdom for approximately $4.2 million in cash and approximately 2.2 million shares of common stock of Century. The Company also contributed 25,000 shares of Centennial Common Stock as a finder's fee. At the conclusion of the Triax transaction, Triax and DCI were wholly-owned subsidiaries of Century, and Centennial owned approximately 67% of Century.

     On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bear interest at a rate of 6% and mature in ten years. Under certain conditions, the debentures will be convertible into the capital stock of an entity with which Century may merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On June 30, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the

                         CENTENNIAL TECHNOLOGIES, INC.

underlying equipment to Century for $0.5 million in cash and a $1.9 million 9% promissory note due December 1998. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

     The following table presents summary financial information for Century (in thousands):

                                     BALANCE SHEET DATA
                                       MARCH 31, 1997
        Current assets.....................................................  $36,043
        Goodwill...........................................................   14,044
        Total assets.......................................................   62,550
        Current liabilities................................................   32,295
        Working capital....................................................    3,748
        Stockholders' equity...............................................   22,035

                                STATEMENT OF OPERATIONS DATA
                        FROM DATES OF ACQUISITION TO MARCH 31, 1997
        Sales..............................................................  $44,346
        Gross margin.......................................................    3,908
        Net income.........................................................      224

     The Company had sales to Century of $120,000 during the period. Century is amortizing goodwill over a 10-year period.

9.  OTHER INVESTMENTS

  ViA, Inc.

     In December 1996, the Company issued 156,000 unregistered shares of its Common Stock in exchange for a 12% interest in ViA, Inc. a privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial is accounting for this investment using the equity method, and is amortizing the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment, for an aggregate amount of $585,000 as loss on investment activities.

  Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas,
Inc.

     On December 13, 1996, the Company completed merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties as to the financial statements of Centennial. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously

                         CENTENNIAL TECHNOLOGIES, INC.

characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger will be recorded using purchase accounting, and the excess (approximately $3.0 million) of the purchase price over the fair value of assets acquired will be written off as of the agreement date (May 15, 1997) because of the uncertainties related to the future operations of ITP/Fleet.Net.

  Infos International, Inc.

     During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc., a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a fair market value of $3.9 million at date of acquisition. On May 14, 1997, the Company and shareholders of Infos reached an agreement in principal whereby the Company would return its shares of Infos in exchange for the shares of Centennial Common Stock issued and a three year warrant to acquire shares of Infos equal to up to 15% of the then outstanding common stock of Infos with certain limitations. The parties have also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. Since Infos is a privately-held company, there is no available market information in order to ascribe value to the warrants, and current financial information is not presently available. Accordingly, the full amount of the investment cost ($7.0 million) has been written off. The recorded loss of $6.0 million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos acquiring ICC, in connection with a sales transaction that was determined in the Company's special investigation not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995 and the remainder as loss on investment activities in fiscal 1997.

  Industrial Imaging, Inc.

     The Company purchased for $730,000 in cash and conversion of $200,000 of notes a minority interest in a corporation now known as Industrial Imaging, Inc. which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and buy material using the Company's credit arrangements for a service fee of $200,000. Purchases aggregating $1.4 million were made on behalf of the investee and were initially reflected by the Company as sales with an equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company has agreed to convert its accounts receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment.

  WebSecure, Inc.

     During fiscal 1996 the Company purchased for $569,000 a minority interest in WebSecure, Inc., a corporation which provides Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, has been fully reserved on the basis that its value appears to have been permanently impaired. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 17.

                         CENTENNIAL TECHNOLOGIES, INC.

  Other Investments

     During fiscal 1996, the Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology, when and if implemented, could be used to increase the speed and processing capabilities of PC Cards. During fiscal 1997, the Company increased its investment by $164,000. This investment is accounted for using the cost method.

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997, net of certain offsets included in accounts payable and accrued expenses.

     During fiscal 1996, the Company purchased for $250,000 a minority interest in a holding company of various technology-related corporations and loaned to the investee an additional $1.0 million. The Company believes that the initial investment objectives were not bona fide, and that the investment has been permanently impaired. Accordingly, these investments have been reflected in loss on investment activities in fiscal 1996, excluding $250,000 that was repaid by the investee in January 1997.

     During fiscal 1996, the Company purchased a minority interest for $396,500 in a corporation that develops, manufactures and markets products for vehicle and fleet management. In addition, the Company loaned $100,000 to the investee. The carrying cost of this investment and loan was written off in fiscal 1996 and the shares were returned to the investee in May 1997 pursuant to a settlement and mutual release agreement.

     During fiscal 1994, the Company exchanged 27,000 shares of the Company's Common Stock for all the outstanding shares of a company located in the United Kingdom. The acquisition was accounted for as a pooling of interests.

10.  DEBT

  Note Payable

     The Company has a revolving line of credit agreement with a bank that limits borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement is collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement has been subsequently extended to July 31, 1997. The defaulted credit agreement bears interest at the bank's prime interest rate (8.25% and 9.0% at June 30, 1996 and 1995, respectively). The forbearance agreement sets the interest rate at 9.5%. The Company is currently negotiating financing arrangements with a new lender. See Note 18. At March 31, 1997, June 30, 1996 and 1995, the Company had utilized approximately $10.1 million, $4.7 million and $1.2 million, respectively, under these credit agreements.

  Proposal from Congress Financial Corp.

     On May 7, 1997, the Company received a non-binding proposal from Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility.

     On July 18, 1997, the Company received a commitment letter from Congress Financial, subject to satisfaction of certain conditions and completion of documentation, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings would be based on available accounts receivable and the cost of equipment, and would be secured by all of the Company's assets. The Company expects to complete negotiations on the new borrowing facility before the expiration of the

                         CENTENNIAL TECHNOLOGIES, INC.

forbearance agreement relating to its existing credit facility. Although the Company believes it will successfully accomplish the refinancing, the commitment letter contains conditions to refinancing, and if the refinancing were not effected, the Company would be obliged to seek alternative sources of financing. There can be no assurance that such alternative sources of financing will be available.

  Capital Leases

     The Company leases certain equipment under three year lease financing agreements with the bank that is currently providing the Company with its line of credit. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. These equipment leases were included in the aforementioned notice of default and forbearance agreement and, accordingly, have been classified as current liabilities at March 31, 1997.

     The Company leases its facilities under operating leases with renewal options, which expire at various dates through 2001. Under certain leases, the Company is obligated to pay its pro-rata share of operational and maintenance costs.

     At March 31, 1997, the minimum annual rental commitments under non-cancelable lease obligations are as follows (in thousands):

                                                                          CAPITAL   OPERATING
                                                                          LEASES     LEASES
                                                                          -------   ---------
    Year ending March 31,
    1998................................................................   $ 671     $   427
    1999................................................................      --         242
    2000................................................................      --         231
    2001................................................................      --         233
    2002................................................................      --         238
                                                                           -----     -------
    Total minimum lease payments........................................   $ 671     $ 1,371
                                                                           =====     =======

     Rental expense under operating leases totaled approximately $312,000, $396,000, $330,000 and $229,000 in fiscal 1997, 1996, 1995 and 1994, respectively. Rental expense for the nine months ended March 31, 1996 was $285,000.

11.  INCOME TAXES

     The loss before income taxes consisted of the following (in thousands):

                                                     NINE MONTHS
                                                        ENDED
                                                      MARCH 31,        YEAR ENDED JUNE 30,
                                                     -----------   ---------------------------
                                                        1997        1996      1995      1994
                                                     -----------   -------   -------   -------
    U.S............................................   $ (42,104)   $(4,052)  $(5,668)  $(1,695)
    Foreign........................................        (558)      (230)     (184)       23
                                                      ---------    -------   -------   -------
                                                      $ (42,662)   $(4,282)  $(5,852)  $(1,672)
                                                      =========    =======   =======   =======

                         CENTENNIAL TECHNOLOGIES, INC.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

                                                     NINE MONTHS
                                                        ENDED
                                                      MARCH 31,         YEAR ENDED JUNE 30,
                                                     -----------     -------------------------
                                                        1997         1996      1995      1994
                                                     -----------     -----     -----     -----
    Tax benefit at U.S. statutory rates............     (34.0)%      (34.0)%   (34.0)%   (34.0)%
    State taxes net of federal benefit.............      (6.1)        (6.1)     (6.1)     (6.1)
    Change in valuation allowance..................      39.8         57.2      40.1      30.9
    Valuation allowance related to stock options...        --        (18.1)       --        --
    Other..........................................       0.3          1.0        --        --
                                                        -----        -----     -----     -----
                                                           --%          --%       --%     (9.2)%
                                                        =====        =====     =====     =====

     The components of deferred income taxes are as follows (in thousands):

                                                                               JUNE 30,
                                                              MARCH 31,   -------------------
                                                                1997        1996       1995
                                                              ---------   --------   --------
    Allowance for doubtful accounts.........................  $      95   $     92   $     49
    Notes receivable reserve................................        391        351      --
    Inventory reserve and capitalization....................      1,065        982        144
    Investment reserve......................................      5,235        503      --
    Accrued expenses........................................        139         42          6
    Equipment, net..........................................        276        209          4
    Net operating losses....................................     15,497      3,438      2,901
                                                              ---------   --------   --------
                                                                 22,698      5,617      3,104
    Less valuation allowance................................    (22,698)    (5,617)    (3,104)
                                                              ---------   --------   --------
    Net deferred taxes......................................  $      --   $     --   $     --
                                                              =========   ========   ========

     Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses and reserves. Management has considered the Company's history of losses and concluded that there is insufficient evidence that it is more likely than not that the Company will generate future taxable income prior to the expiration of these net operating losses in 2010. Accordingly, the deferred tax assets have been fully reserved.

     At March 31, 1997, the Company had federal net operating loss carryforwards of approximately $17.7 million available to offset future taxable income expiring in 2010 through 2012. Approximately $2.1 million of the Company's net operating loss is attributable to the exercise of stock options which, when utilized, will be credited to additional paid-in capital. Additionally, the Company has a net operating loss of approximately $1.2 million available to offset future taxable income in foreign jurisdictions.

                         CENTENNIAL TECHNOLOGIES, INC.

12.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                                  JUNE 30,
                                                                 MARCH 31,   -------------------
                                                                   1997        1996       1995
                                                                 ---------   --------   --------
    Trade accounts payable.....................................   $ 4,766     $2,865     $3,303
    Deferred gain on sale of securities........................     1,200      --         --
    Accrued special investigation costs........................     2,033      --         --
    Cash portion of settlement of shareholder litigation.......     1,475      --         --
    Other accrued expenses.....................................     2,409        811        562
                                                                  -------     ------     ------
              Total accounts payable and accrued expenses......   $11,883     $3,676     $3,865
                                                                  =======     ======     ======

     Accrued special investigation costs represent professional and legal fees in connection with the completion of the Company's special investigation, certain refinancing activities, and legal fees associated with the pending shareholder litigation. See Note 17.

13.  STOCKHOLDERS' EQUITY

     In April 1994, the Company completed the initial public offering of 3,000,000 shares of its Common Stock and warrants to purchase 2,000,000 shares of redeemable Common Stock (the "Redeemable Warrants"). The offering resulted in the proceeds to the Company of approximately $4,664,000. Each Redeemable Warrant enabled the holder to purchase three shares of Common Stock for $3.60 per share. In connection with the Company's initial public offering, the Company issued warrants to the representative of the underwriters (the "Representative's Warrants") to purchase 600,000 shares of Common Stock for the offering at an average price of $3.075 per share.

     The Redeemable Warrants were redeemable by the Company, in whole or in part, at $.10 per Redeemable Warrant, provided that the closing price of the Common Stock as quoted on the American Stock Exchange equaled or exceeded $3.00 per share for 10 consecutive trading days. If any Redeemable Warrant called for redemption were not exercised, it would have ceased to be exercisable and the holder would have only been entitled to the redemption price of the Redeemable Warrant.

     In fiscal 1995, Redeemable Warrants to purchase 1,436,176 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $3.2 million. In fiscal 1996, Redeemable Warrants to purchase 2,013,794 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $4.6 million. At June 30, 1996, none of the Redeemable Warrants were outstanding.

     In fiscal 1995, Representative's Warrants to purchase 189,900 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $569,000. In fiscal 1996, Representative's Warrants to purchase 203,100 shares of the Company's Common Stock were exercised, resulting in net proceeds to the Company of approximately $603,000. In fiscal 1997, Representative's Warrants to purchase 172,000 shares of the Company's Common Stock were exercised, resulting is net proceeds to the Company of approximately $518,000. At March 31, 1997, none of the Representative's Warrants were outstanding.

     In fiscal 1995, the Company sold 450,000 shares of Common Stock at $2.92 per share to unaffiliated third parties, resulting in net proceeds to the Company of approximately $1,140,000.

     In March 19, 1996, the Company conducted a public offering of 1,350,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters

                         CENTENNIAL TECHNOLOGIES, INC.

exercised their option to purchase 75,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.

14.  STOCK OPTION PLANS

     Under the Company's 1994 Stock Option Plan (the "Plan"), incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company. The Company initially reserved 750,000 shares of Common Stock for issuance under the Plan. During fiscal 1997, the amount reserved for issuance was increased to 1,500,000 shares. The Board of Directors intends to seek approval at the earliest opportunity to increase the number of shares of Common Stock authorized for issuance under the Plan to 3,000,000 shares to give effect to the two-for-one stock split effected in November 1996. These options generally vest over a three-year period and expire after 10 years.

     On December 6, 1994, the Company's stockholders adopted a formula stock option plan (the "Formula Plan"), which is designed to provide certain incentives to non-employee directors. Under the Formula Plan, options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. The Company has reserved 180,000 shares of Common Stock for issuance under the Formula Plan. The exercise price of the options granted to a non-employee director upon election as a director was 85% of the fair market value of the shares of Common Stock on the date of the grant. During fiscal 1997, the Formula Plan was amended to provide that options are granted at fair market value. These options vest and are exercisable on the date of grant and expire after 10 years. All other options granted under the Formula Plan vest and are exercisable one year from the date of the grant. During fiscal 1995, pursuant to the Formula Plan, non-employee directors were granted options aggregating 105,000 shares of Common Stock of the Company at prices ranging from $2.33 to $5.95 per share. During fiscal 1996, non-employee directors were granted options to purchase 18,000 shares of the Company's Common Stock at prices ranging from $7.52 to $8.07 per share. During fiscal 1997, non-employee directors were granted options to purchase 21,000 shares at prices ranging from $12.89 to $29.38.

     In addition, during fiscal 1997, the Company granted options to acquire 850,000 shares outside of the Company's stock option plans, exercisable at $20.53 or $24.66 per share, of which 700,000 options were granted to four directors (two of whom are no longer directors) and the balance to employees of the Company; the vesting period for these options range from one-third immediately upon grant to three years, and the options expire in ten years.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal 97 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Compensation costs of $34,000, $20,000 and $53,000 has been recognized for the nine months ended March 31, 1997, fiscal 96 and fiscal 95, respectively. No compensation cost was recognized for the nine months ended March 31, 1996. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and net loss per share for the nine months ended March 31, 1997 and for fiscal 1996 would have been increased to the pro forma amounts indicated below:

                                                    1997                                 1996
                                       ------------------------------       ------------------------------
                                          NET LOSS                             NET LOSS
                                          -------           NET LOSS           -------           NET LOSS
                                       (IN THOUSANDS)       PER SHARE       (IN THOUSANDS)       PER SHARE
                                       --------------       ---------       --------------       ---------
As Reported..........................     $(42,662)          $ (2.46)          $ (4,282)           $(.31)
Pro forma............................     $(48,591)          $ (2.80)          $ (5,014)           $(.37)

                         CENTENNIAL TECHNOLOGIES, INC.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years, expected volatility of 55.0%, no dividends and a risk-free interest rate of 6.2% and 5.9% for the nine months ended March 31, 1997 and fiscal 1996, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                          1997                        1996                      1995
                                -------------------------   ------------------------   -----------------------
                                            AVERAGE PRICE              AVERAGE PRICE             AVERAGE PRICE
                                 NUMBER       PER SHARE      NUMBER      PER SHARE     NUMBER      PER SHARE
                                ---------   -------------   --------   -------------   -------   -------------
Options outstanding at
  beginning of period.........    986,200                    848,800                         0
Granted.......................  1,075,100      $ 21.78       659,800       $7.77       981,900       $1.91
Exercised.....................   (281,100)     $ 12.60      (382,400)      $1.85       (79,500)      $1.92
Cancelled.....................       (600)       $2.77      (140,000)      $3.85       (53,600)      $1.75
                                ---------       ------      --------       -----       -------       -----
Outstanding at period end.....  1,779,600      $ 14.26       986,200       $5.59       848,800       $1.92
Options exercisable at March
  31, 1997....................    569,330                    152,500                   155,000
Fair value of options granted
  during the year.............                 $ 11.79                     $4.21

     The following table summarizes information about stock options outstanding at March 31, 1997:

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------
                                    WEIGHTED-AVERAGE                                OPTIONS EXERCISABLE
                                       REMAINING                              --------------------------------
   RANGE OF           NUMBER          CONTRACTUAL        WEIGHTED-AVERAGE       NUMBER        WEIGHTED-AVERAGE
EXERCISE PRICES     OUTSTANDING           LIFE            EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------     -----------     ----------------     ----------------     -----------     ----------------
 $   1.75-$2.77        253,300          7.5 years             $ 1.83            127,500            $ 1.87
 $  6.40-$13.88        605,400            9 years             $ 8.21            322,478            $ 7.85
 $ 20.50-$29.38        920,900         9.25 years             $21.67            119,352            $20.98
 $  1.75-$29.38      1,779,600         8.75 years             $14.26            569,330            $ 9.26

     Subsequent to March 31, 1997, the exercise price of options granted on October 1, 1996 to purchase approximately 488,000 shares of Common Stock were repriced from $20.53 to $2.30, and the vesting period for exercise of such options was extended.

15.  RELATED PARTY TRANSACTIONS

     During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sale transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which amounted to $2,254,000 in fiscal 1997, $3,091,000 in fiscal 1996, $653,000 in fiscal 1995 and $31,000 in fiscal 1994, have been reflected in the accompanying financial statements as additional paid-in-capital.

     During fiscal 1996, the Company advanced approximately $514,000 to five executive officers of the Company. At June 30, 1996, the balance due from these executives was approximately $202,000. These demand loans bear interest at 9% per annum and have been classified as other current assets in the accompanying consolidated financial statements. In August 1996, notes aggregating $170,000 plus interest were repaid. In June 1997, the Company agreed to forgive the remaining $32,000.

                         CENTENNIAL TECHNOLOGIES, INC.

16.  SAVINGS PLAN

     In fiscal 1994, the Company established a 401(k) Savings Plan under which substantially all U.S. employees may voluntarily defer a portion of their compensation and the Company may elect to match a portion of the employee deferral. The Company has made no contributions to this plan.

17.  CONTINGENCIES

     Class Action Litigation. Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's independent accountants, Coopers & Lybrand, L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

     On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

     On and after February 26, 1997, four Complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased the Company's Common Stock on February 25, 1997. The Complaint also names the Company's Interim Chief Executive Officer, Lawrence J. Ramaekers, and alleges violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 25 Securities Litigation").

     In mid-February 1997, the Company was notified that the Boston District Office of the SEC was conducting an investigation of the Company. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's public reports and financial statements. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company is cooperating with the SEC in connection with this investigation, the outcome of which cannot yet be determined.

     On and after March 26, 1997, several complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997 (the "WebSecure Complaints"). The WebSecure Complaints assert claims against WebSecure, certain officers, directors and underwriters of WebSecure, and the Company. Claims against the Company include alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") (the "WebSecure Securities Litigation").

                         CENTENNIAL TECHNOLOGIES, INC.

     In addition, several shareholder derivative lawsuits have been filed by purported holders of the Company's common stock seeking recovery for certain alleged breach of fiduciary duties, alleged gross negligence alleged breach of contract and alleged insider trading by members of the Company's Board of Directors between August 21, 1996 and February 10, 1997 (the "Derivative Litigation").

     On June 18, 1997, the Company announced that it had reached an agreement in principle to settle the Centennial Securities Litigation, the February 25 Securities Litigation and the Derivative Litigation. This agreement in principle contemplates that the Company and certain of its officers and directors would be released from liability arising from the allegations included in these suits. In return, the Company would agree to pay to the plaintiffs in the Centennial Securities Litigation and the February 25 Securities Litigation the proceeds, if any, of any recovery from the Company's directors and officers liability insurance policies, and an additional $1.45 million in cash. The Company would also agree to issue to these plaintiffs 37% of the Company's Common Stock. The Company also expects to adopt certain agreed upon corporate governance policies and procedures. The plaintiffs would retain their claims against the Company's former Chief Executive Officer, Emanuel Pinez, and the Company's former Chief Financial Officer, James M. Murphy.

     The plaintiffs in the February 25 Securities Litigation have not yet reached an agreement with the Company's Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. These plaintiffs have agreed in principle to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers is providing services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company.

     On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs.

     As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

     A number of material terms remain to be negotiated regarding the Centennial Securities Litigation, the February 25 Securities Litigation, the Derivative Litigation, and the WebSecure Securities Litigation. A binding commitment to the terms described above, as well as resolution of other currently unresolved material terms, must await the execution of final settlement agreements. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may be withdrawn. No assurance can be given that the parties will be able to reach such final settlement agreements, that any such agreements, if reached, will be approved by tff he Court, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

     Advent Technology Management, Inc. ("ATM") has purported to exercise an alleged option to acquire one million shares of the Company's Common Stock in exchange for certain shares of common stock of WebSecure, Inc. (the "Securities") which were in the possession of the Company and which ATM asserts to be the property of ATM. ATM has presented documents to the Company purporting to show the acknowledgement of Emanuel Pinez as then Chairman and Chief Executive Officer of the Company to an

                         CENTENNIAL TECHNOLOGIES, INC.

arrangement whereby the Company was holding the Securities for the account of ATM and whereby ATM was given the option to exchange the Securities for 409,600 shares of the Company's Common Stock, and purporting to show the acknowledgement of James M. Murphy as then Chief Financial Officer of the Company that the Securities were held for the account of ATM. The records of the Company do not indicate that the alleged arrangement was ever disclosed to the Company's Board of Directors or recorded in its financial records. To the contrary, the Securities were at all times reflected in the financial records of the Company as the property of the Company and were in part sold by the Company. The Company does not believe that the arrangement was valid or that the alleged option is enforceable.

                         CENTENNIAL TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
       FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND FISCAL 1996 AND 1995
                                  (UNAUDITED)

                                                                     SCHEDULE II

                                           BALANCE AT    CHARGED TO   CHARGED TO
                                          BEGINNING OF   COSTS AND      OTHER                   BALANCE AT END
              DESCRIPTION                    PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
----------------------------------------  ------------   ----------   ----------   ----------   --------------
Accounts receivable allowance
  Nine months ended March 31, 1997......      $375         $  400                     $ 83          $  692
                       Fiscal 1996......       131            425                      181             375
                       Fiscal 1995......       100            171                      140             131
Notes receivable reserve
  Nine months ended March 31, 1997......      $871         $  100                                   $  971
                       Fiscal 1996......         0            871                                      871
                       Fiscal 1995......         0              0                                        0
Investment reserve
  Nine months ended March 31, 1997......      $646         $8,023                                   $8,669
                       Fiscal 1996......         0            646                                      646
                       Fiscal 1995......         0              0                                        0

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   413
  Restricted cash..................................................................    3,790
  Accounts receivable, net of allowances of $32....................................   13,279
  Inventories......................................................................   16,966
  Other current assets.............................................................    1,595
                                                                                     -------
Total current assets...............................................................   36,043
Property, plant and equipment, less accumulated depreciation of $527...............   12,446
Goodwill...........................................................................   14,044
Other assets.......................................................................       17
                                                                                     -------
Total assets.......................................................................  $62,550
                                                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and bank overdraft facility........................................  $ 1,015
  Notes payable to affiliate.......................................................    4,129
  Obligations under capital leases.................................................    1,879
  Accounts payable and accrued expenses............................................   24,156
  Accounts payable to affiliate....................................................      676
  Income taxes payable.............................................................      440
                                                                                     -------
  Total current liabilities........................................................   32,295
Mortgage notes payable.............................................................    1,871
Long-term obligations under capital leases.........................................    2,679
Minority interest..................................................................    3,670
Stockholders' equity:
  Common Stock, $.01 par value; 20,000,000 shares Authorized, 11,568,963 shares
     issued and outstanding........................................................      116
Additional paid-in capital.........................................................   22,042
Retained earnings..................................................................      224
Foreign currency translation.......................................................     (347)
                                                                                     -------
Total stockholders' equity.........................................................   22,035
                                                                                     -------
Total liabilities and stockholders' equity.........................................  $62,550
                                                                                     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

Sales..............................................................................  $44,346
Cost of goods sold.................................................................   40,438
                                                                                     -------
          Gross margin.............................................................    3,908
Selling, general and administrative expenses.......................................    3,140
                                                                                     -------
          Operating profit.........................................................      768
Net interest expense...............................................................      110
                                                                                     -------
Income before income taxes and minority interest in loss of subsidiary.............      658
Interest in loss of subsidiary attributable minority owner.........................       80
                                                                                     -------
Income before income taxes.........................................................      738
Provision for income taxes.........................................................      514
                                                                                     -------
Net income.........................................................................  $   224
                                                                                     =======
Net income per share...............................................................  $   .02
Weighted average shares outstanding................................................    9,178

   The accompanying notes are an integral part of the consolidated financial statements.

                     CENTURY ELECTRONIC MANUFACTURING, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                           COMMON STOCK
                          ---------------   ADDITIONAL PAID-IN   RETAINED   FOREIGN CURRENCY   TOTAL STOCKHOLDERS'
                          SHARES   AMOUNT        CAPITAL         EARNINGS     TRANSLATION            EQUITY
                          ------   ------   ------------------   --------   ----------------   -------------------
Shares issued in
  connection with
  acquisition of
  subsidiaries..........  11,569    $116         $ 22,042                                            $22,158
Foreign currency
  translation...........                                                         $ (347)                (347)
Net income..............                                           $224                                  224
                          ------    ----          -------          ----           -----              -------
                          11,569    $116         $ 22,042          $224          $ (347)             $22,035
                          ======    ====          =======          ====           =====              =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED MARCH 31, 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

Cash flows from operating activities:
  Net income......................................................................  $    224
  Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization...................................................     2,212
  Minority interest...............................................................        80
  Other non-cash items............................................................      (140)
  Change in operating assets and liabilities:
     Accounts receivable..........................................................    (3,800)
     Inventories..................................................................    (6,102)
     Other assets.................................................................      (670)
     Accounts payable and accrued expenses........................................     4,079
     Income taxes payable.........................................................       440
     Accounts payable to affiliate................................................       676
                                                                                    --------
          Net cash used in operating activities...................................    (3,001)
Cash flows from investing activities:
  Capital expenditures............................................................    (5,157)
  Funds designated for plant expansion............................................    (3,790)
  Funds contributed by joint venture affiliate....................................     3,750
  Acquisition of businesses, less cash acquired...................................    (6,471)
                                                                                    --------
          Net cash used in investing activities...................................   (11,668)
Cash flows from financing activities:
  Net borrowings under bank overdraft facilities..................................       392
  Proceeds from equipment lease financing.........................................     3,648
  Payments on equipment lease financing...........................................    (1,114)
  Net proceeds from issuance of shares to affiliate...............................     8,374
  Proceeds from notes payable to affiliate........................................     4,129
  Foreign currency translation....................................................      (347)
                                                                                    --------
          Net cash provided by financing activities...............................    15,082
                                                                                    --------
Net increase in cash..............................................................       413
Cash and cash equivalents at beginning of period..................................        --
                                                                                    --------
Cash and cash equivalents at end of period........................................  $    413
                                                                                    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest.....................................................................  $    190
                                                                                    ========
     Income taxes.................................................................  $     --
                                                                                    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Century Electronics Manufacturing, Inc. ("Century" or the "Company") was formed during fiscal 1997 by Centennial Technologies, Inc. ("Centennial").

     The consolidated financial statements of the Company include the accounts of the Company and all wholly-owned subsidiaries. On March 14, 1997, Centennial agreed to contribute its interest in its Thailand joint venture to Century and, accordingly, the accompanying financial statements retroactively include the accounts of Thailand on a combined basis. All significant intercompany balances and transactions have been eliminated.

  Industry Segment

     The Company operates in a single industry segment: contract manufacturing of high-technology electronics products.

  Revenue Recognition

     Revenue from product sales is recognized at time of shipment.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has no requirements for compensating balances.

  Restricted Cash

     The Company classifies cash held in Thailand by its Thailand joint venture as cash designated for use by the joint venture and, therefore, as restricted cash.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's financial conditions and results of operations.

     During the periods presented from date of acquisition, two customers accounted for approximately 81% of the Company's sales. At March 31, 1997, these customers accounted for approximately $8.7 million, or 65% of the Company's accounts receivable balance.

     Approximately 48% of the Company's sales were outside the United States, primarily in several Western European countries and Israel.

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

                    CENTURY ELECTRONICS MANUFACTURING, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation is provided over the estimated useful life of the respective assets, ranging from three to ten years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in the determination of net income.

  Goodwill

     Goodwill arising from the excess of the purchase price over the fair market value of tangible assets acquired is being amortized over ten years. It is the Company's policy to evaluate periodically the carrying value of its intangible assets and adjustments are made if necessary.

  Income Taxes

     The Company accounts for income taxes by the liability method. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

  Earnings Per Share

     Primary earnings per share data are based on the average number of outstanding shares of Common Stock.

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

B.  BUSINESS ACQUISITIONS

  Design Circuits, Inc.

     On July 10, 1996, Centennial acquired a majority interest in Design Circuits, Inc. ("DCI"), a contract manufacturing business which provides customized, integrated manufacturing services to original equipment manufacturers, for approximately $3.2 million in cash, 250,000 shares of Centennial common stock and the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets, based on their fair market values, and to goodwill.

     The Company allocated the purchase price as follows (in thousands):

          Current assets..................................................  $ 5,262
          Equipment.......................................................    1,665
          Other noncurrent assets.........................................       22
          Goodwill........................................................    9,425
          Liabilities assumed.............................................   (4,403)
                                                                            -------
                                                                            $11,971
                                                                            =======

     In addition, approximately $2.5 million was recorded by Centennial as minority interest for the proportionate share of equity held by DCI minority shareholders.

                    CENTURY ELECTRONICS MANUFACTURING, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In October 1996, Centennial and the minority shareholders of DCI exchanged their DCI shares for shares of the Company's common stock. The minority shareholders of DCI received 1,542,828 shares of the Company's common stock in exchange for their shares of DCI.

  Triax Technology Group Limited

     On November 5, 1996, the Company acquired Triax Technology Group Limited ("Triax"), a contract manufacturing business located in the United Kingdom for approximately $4.2 million in cash, 2,239,500 shares of its common stock, and the assumption of certain liabilities. Centennial also contributed 25,000 shares of its common stock as a finder's fee. The Company accounted for the transaction using the purchase method of accounting. The purchase price was allocated to tangible assets, based on their fair market values, and to goodwill.

     The Company allocated the purchase price as follows (in thousands):

          Current assets.................................................  $ 16,779
          Property, plant and equipment..................................     6,152
          Other noncurrent assets........................................       505
          Goodwill.......................................................     6,299
          Liabilities assumed............................................   (20,193)
                                                                           --------
                                                                           $  9,542
                                                                           ========

     In addition, approximately $3.1 million was recorded by Centennial as minority interest for the proportionate share of equity held by Triax minority shareholders. Furthermore, Centennial recorded an increase in minority interest of $1.5 million, which reflected the former DCI minority shareholders' proportionate interest in the Triax transaction.

  Thailand Joint Venture

     Pursuant to a joint venture agreement entered into in May, 1996, Centennial invested $1,250,000 during fiscal 1997 as its initial capital contribution into its 51% owned contract manufacturing joint venture in Thailand. Centennial's joint venture partner's initial capital contribution was $3,750,000.

  Pro Forma Financial Data

     Presented below are pro forma financial data for fiscal 1997 and the year ended June 30, 1996 reflecting the impact of the acquisitions on the Company's financial results as if they had occurred as of the beginning of the respective period (in 000's except for per share data):

                                                                    1997      1996
                                                                   -------   -------
          Sales..................................................  $54,719   $34,517
          Net income (loss)......................................      240    (2,395)
          Net income per share (loss)............................      .02      (.21)

C.  REFINANCING TRANSACTION WITH CENTENNIAL TECHNOLOGIES, INC.

     On March 14, 1997, the Company entered into an agreement in principal with Centennial to redeem a portion of its Century shares in exchange for $1.25 million in cash and a $6.0 million subordinated debenture, reducing Centennial's equity ownership position to 45%. The debenture bears interest at 6% per annum and matures in 10 years. Under certain conditions, the debenture will be convertible into common stock of an entity with which Century may merge. In addition, Centennial agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay its 8.5% note payable to Centennial in the amount

                    CENTURY ELECTRONICS MANUFACTURING, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On June 30, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the underlying equipment to Century for $0.5 million in cash and a $1.9 million promissory note due December 1998 bearing interest at 9% per annum.

D.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                          MARCH 31,
                                                                            1997
                                                                          ---------
          Raw material, primarily electronic components.................   $12,177
          Work in process...............................................     4,789
          Finished goods................................................     --
                                                                           -------
                                                                           $16,966
                                                                           =======

E.  PROPERTY, PLANT AND EQUIPMENT

                                                                          MARCH 31,
                                                                            1997
                                                                          ---------
          Equipment.....................................................   $ 3,609
          Equipment under capital leases................................     6,030
          Leasehold improvements........................................       688
                                                                           -------
          Land and building.............................................     2,646
                                                                           -------
                                                                            12,973
          Accumulated depreciation and amortization.....................       527
                                                                           -------
                                                                           $12,446
                                                                           =======

     Depreciation expense for fiscal 1997 was approximately $527,000.

F.  DEBT

  Mortgage

     The Company has a $1,871,000 mortgage secured by land and building and certain endowment insurance policies. The mortgage bears interest at 12% and is repayable in September 2007 in a balloon payment.

  Capital Leases

     The Company leases certain equipment under lease financing agreements. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly.

                    CENTURY ELECTRONICS MANUFACTURING, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At March 31, 1997, the minimum annual rental commitments under non-cancelable lease obligations are as follows (in thousands):

                                                                      CAPITAL    OPERATING
                                                                       LEASES      LEASES
                                                                      --------   ----------
     Year ending March 31,
       1998.........................................................   $2,174       $143
       1999.........................................................    2,123
       2000.........................................................      780
                                                                       ------       ----
     Total minimum lease payments...................................    5,077       $143
                                                                                    ====
     Less amounts representing interest.............................     (519)
                                                                       ------
     Present value of future minimum lease payments.................    4,558
     Less current portion...........................................   (1,879)
                                                                       ------
                                                                       $2,679
                                                                       ======

     Rental expense under operating leases totaled approximately $184,000 in fiscal 1997.

G.  INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

          U.S..............................................................  $ (280)
          Foreign..........................................................   1,018
                                                                             ------
                                                                             $  738
                                                                             ======

     The provision for income taxes consisted of the following (in thousands):

          Federal...........................................................  $ 60
          State.............................................................    14
          Foreign...........................................................   440
                                                                              ----
                                                                              $514
                                                                              ====

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

          Federal tax expense at statutory rate.............................   34.0%
          State income taxes, net of federal benefit........................    1.3
          Non-deductible expenses...........................................   46.8
          Difference in tax rates of foreign jurisdictions..................   16.3
          Valuation allowance and other.....................................  (28.8)
                                                                              -----
                                                                               69.6%
                                                                              =====

     As of March 31, 1997, the Company had a Federal net operating loss ("NOL") carryforward of approximately $5,218,000, which will expire at various dates through 2012. The NOL relates to an acquired business, and occurred prior to such acquisition. Accordingly, realization of the NOL, if any, will be first applied as a reduction of goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors of the Company are elected annually and hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

     The following table sets forth the Directors of the Company, the age of each Director, the year each Directors was elected as a Director, and the positions and offices currently held by each Director with the Company. For information about the ownership of the Company's Common Stock held by each Director, see "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

                                 YEAR NOMINEE
                                 FIRST BECAME
         NAME            AGE       DIRECTOR           POSITION AND OFFICES WITH THE COMPANY
-----------------------  ---     ------------     ----------------------------------------------
John J. McDonald.......  38          1995         President, Vice President of Sales and
                                                  Marketing and Director
John J. Shields........  58          1996         Vice Chairman of the Board of Directors
J.P. Luc Beaubien......  42          1994         Director
William M. Kinch.......  65          1995         Director
Emanuel Pinez..........  59          1987         Director
William J. Shea........  49          1996         Director

BACKGROUND

     The following is a brief summary of the background of each Director of the
Company:

     John J. McDonald, President, Vice President of Sales and Marketing, and Director. Mr. McDonald has served as President of the Company since August 1996, as Vice President of Sales and Marketing since June 1992, and as a Director since November 1995. From 1989 to 1992, Mr. McDonald served as a sales representative and interim sales manager for Bell Microproducts, Inc., a publicly traded distributor of electronic components to original equipment manufacturers ("OEMs"). Mr. McDonald holds a Bachelor of Science degree in Business Administration in Marketing from American International College.

     John J. Shields, Vice Chairman and Director. Mr. Shields has served as a Director of the Company since April 1996 and as Vice Chairman of the Board of Directors of the Company since August 1996. From 1993 to present, Mr. Shields has served as President and Chief Executive Officer of King's Point Holdings, Inc., a company principally engaged in venture capital, technical consulting and cranberry cultivation. From 1990 to 1993, Mr. Shields served as President and Chief Executive Officer of Computervision Corporation, a publicly traded company that provides computer-aided design solutions for complex mechanical and electrical systems, Mr. Shields currently serves as a Director of Ionics, Inc., a publicly traded company principally engaged in water purification. Mr. Shields is a graduate of the School of Industrial Management of Worcester Polytechnic Institute, a graduate of the Program in Management Development of the Harvard University Graduate School of Business Administration, and received an Honorary Ph.D. from Worcester Polytechnic Institute.

     J.P. Luc Beaubien, Director. Mr. Beaubien has served as a Director of the Company since January 1994. Since 1987, Mr. Beaubien has worked as a Principal for the Boston Agent, a Boston-based venture consulting firm. From September 1992 to July 1996, Mr. Beaubien also served as Chairman of the Board and Chief Financial Officer of Broadband Networks, Inc., a manufacturer of analog fiber optic equipment. From August 1994 to January 1996, Mr. Beaubien was also a general partner of Zero Stage Capital V Limited Partnership, a venture capital firm. Mr. Beaubien holds a Bachelor of Electrical Engineering degree from

McGill University and a Master's of Science degree in Business Administration from the Sloan School of Management at the Massachusetts Institute of Technology.

     William M. Kinch, Director. Mr. Kinch has served as a director of the Company since July 1995. He is the founder and President of Kinch Associates, Inc., an international trade and consulting firm. From July 1989 to August 1996, Mr. Kinch served as Chairman of the Board of Directors of Inoac USA, Inc., a trading and investment subsidiary of a Japanese company. He also served as Chairman of the Board of Directors of Woodbridge Inoac, Inc., an affiliated manufacturer of auto parts. Mr. Kinch holds a Bachelor of Science degree in Civil Engineering and a Master's degree in Business Administration from Northeastern University.

     Emanuel Pinez, Director. Mr. Pinez has served as a director of the Company since 1987. From 1994 to February 1997, Mr. Pinez served as Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company until the Board of Directors terminated Mr. Pinez's employment on February 10, 1997. Mr. Pinez was previously employed by Camwill, S.A., a Swiss corporation, which, according to Mr. Pinez, contracted out Mr. Pinez's management services to corporate clients, including the Company. Mr. Pinez is currently under indictment by the Office of the U.S. Attorney for the District of Massachusetts.

     William J. Shea, Director. Mr. Shea has served as a director of the Company since August 1996. Mr. Shea resigned as Vice Chairman, Chief Financial Officer and Treasurer of BankBoston Corporation in July 1997. Prior to joining BankBoston in January 1993, Mr. Shea served in various capacities for the public accounting firm of Coopers & Lybrand L.L.P. during the preceding 19 years, most recently as Vice Chairman and Senior Partner. Mr. Shea serves as a Director of Geerlings & Wade, a publicly traded wine distribution company. He holds a Bachelor of Arts and Master's degree in Economics from Northeastern University.

EXECUTIVE OFFICERS AND MANAGEMENT OF THE COMPANY

The executive officers and management of the Company, their ages and positions held in the Company, are as follows:

              NAME             AGE                          POSITION
    -------------------------  ---     --------------------------------------------------
    Lawrence J. Ramaekers....  59      Interim Chief Executive Officer
    John J. McDonald.........  38      President and Vice President of Sales and
                                       Marketing
    Eugene M. Bullis.........  52      Interim Chief Financial Officer
    Donald R. Peck...........  39      Treasurer
    David E. Merry, Jr. .....  34      Vice President of Engineering

     Executive officers are elected by and serve at the pleasure of the Board of Directors. The following is a brief summary of the background of each executive officer of the Company, with the exception of Mr. McDonald, whose background is summarized above:

     Lawrence J. Ramaekers, Interim Chief Executive Officer. Mr. Ramaekers has served as the Company's Interim Chief Executive Officer since February 1997. Mr. Ramaekers is a Principal in Jay Alix & Associates, a consulting firm specializing in turnaround situations and crisis management. In connection with Mr. Ramaekers' activities on behalf of Jay Alix & Associates, Mr. Ramaekers is asked to assist in rehabilitating distressed businesses. From 1990 to 1992, Mr. Ramaekers performed the function of chief operating officer of Cardinal Industries, Inc. ("Cardinal"), an operator of mobile home facilities, during which time certain affiliates of Cardinal filed for protection from creditors under bankruptcy laws.

     Eugene M. Bullis, Interim Chief Financial Officer. Mr. Bullis has served as the Company's Interim Chief Financial Officer since February 1997. Mr. Bullis is associated with Jay Alix & Associates in connection with his services on behalf of the Company. During the five years prior to February 1997, Mr. Bullis has operated as an independent financial consultant and interim executive, performing services for various clients, including, primarily, Eastman Kodak Company and NYNEX Corporation.

     Donald R. Peck, Treasurer. Mr. Peck has served as the Company's Treasurer and also as its General Counsel since September 1996. From September 1986 to August 1996, Mr. Peck was an attorney at the law firm of Nutter, McClennen & Fish, L.L.P. He holds a Bachelor of Science degree in Business Administration from the University of Rhode Island and a Juris Doctor degree from Cornell Law School.

     David E. Merry, Jr., Vice President of Engineering. Mr. Merry has served as the Company's Vice President of Engineering since February 1997. From February 1996 to February 1997, Mr. Merry served as Test and Applications Engineering Manager at the Company. From May 1994 to February 1996, Mr. Merry held a series of technical positions at Wyle Electronics, a distributor of electronic components. Prior to joining Wyle, Mr. Merry served as Test and Applications Manager for Logue, McDonald, a manufacturer of automated test equipment. Mr. Merry holds a Bachelor of Science degree in Electronic Engineering from the Ohio Institute of Technology.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and Directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership of Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "Commission") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than 10% beneficial owners are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with for fiscal 1997, other than (i) the failure to file a Form 4 to report the grant to John J. Shields of an option to purchase 50,000 shares of Common Stock in October 1996, which Form 4 was filed in March 1997; and (ii) the failure to file a Form 4 to report the grant to John J. McDonald of an option to purchase 217,500 shares of Common Stock in October 1996, which Form 4 was filed in March 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to Mr. Ramaekers, the Company's Interim Chief Executive Officer, and Mr. Pinez, the Company's former Chief Executive Officer, with respect to services rendered to the Company during the fiscal 1997, fiscal 1996 and fiscal 1995 and the other executive officers who earned in excess of $100,000 in salary and bonus during fiscal 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                                                                     --------------------------
                 NAME AND PRINCIPAL POSITION               YEARS      SALARY (5)        BONUS
    -----------------------------------------------------  -----     -------------     --------
    Lawrence J. Ramaekers................................   1997       $ 155,396            --
      Interim Chief Executive Officer(1)                    1996              --            --
                                                            1995              --            --
    Emanuel Pinez........................................   1997         150,000            --
      Former Chief Executive Officer(2)                     1996         154,038            --
                                                            1995         123,066       $15,000
    John J. McDonald.....................................   1997         111,569            --
      President and Vice President of Sales and
         Marketing(3)                                       1996         117,981        23,220
                                                            1995         110,000            --
    James M. Murphy......................................   1997          99,500            --
      Former Chief Financial Officer(4)                     1996         105,961            --
                                                            1995         100,000            --
    Eugene M. Bullis.....................................   1997         170,280            --
      Interim Chief Financial Officer(1)                    1996              --            --
                                                            1995              --            --

---------------
(1) The Company pays the compensation of Mr. Ramaekers, the Interim Chief Executive Officer of the Company, and Eugene M. Bullis, the Interim Chief Financial Officer of the Company, to Jay Alix & Associates which employs Mr. Ramaekers and contracts with Mr. Bullis, and contracts out their management services to corporations, including the Company. In addition, the Company has agreed to grant Jay Alix & Associates an option to purchase up to 200,000 shares of its Common Stock at a strike price set at the lowest average price for any 30-day period during the six month period immediately following the resumption in trading of the Company's Common Stock.

(2) In February 1997, the Company's Board of Directors terminated Mr. Pinez as Chief Executive Officer of the Company. Mr. Pinez received an annual car allowance from the Company of approximately $1,159, $2,408 and $1,400 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. On October 24, 1996, the Company granted Mr. Pinez a stock option to purchase 360,000 shares of Common Stock at an exercise price of $24.66 per share. One-third of the stock option vested and became exercisable immediately, and the other two-thirds was to vest and become exercisable ratably annually over the following two years. Mr. Pinez exercised his vested option to purchase 120,000 shares at $24.66 per share on December 19, 1996. The remaining stock options have not been exercised and have now lapsed following Mr. Pinez's termination.

(3) Mr. McDonald received an annual car allowance from the Company of approximately $5,400, $7,200 and $7,200 in fiscal 1997, fiscal 1996 and fiscal 1995. On October 1, 1996, the Company granted Mr. McDonald a stock option to purchase 217,500 shares of Common Stock at an exercise price of $20.53 per share. One-third of the stock option vested and became exercisable immediately, and the other two thirds will vest and become exercisable ratably annually over the next two years. On April 19, 1996, the Company granted Mr. McDonald two separate options to purchase, in the aggregate, an additional 100,000 shares of Common Stock at an exercise price of $8.74 per share that are exercisable until April 18, 2000. These options have and will vest and became and will become exercisable over three years beginning April 19, 1997. On October 11, 1995, the Company granted Mr. McDonald a stock option to purchase 100,000 shares of Common Stock at an exercise price of $6.41 per share that is exercisable until October 10, 1999. These options became fully vested and exercisable on October 11, 1996.

(4) In February 1997, the Company's Board of Directors relieved Mr. Murphy of his duties as Chief Financial Officer. In March 1997, the Company's Board of Directors terminated Mr. Murphy's employment with the Company. On October 1, 1996, the Company granted Mr. Murphy a stock option to purchase 72,500 shares of Common Stock at an exercise price of $20.53 per share. One-third of the stock option vested and became exercisable immediately, and the other two thirds was to vest and become exercisable ratably annually over the next two years. These stock options have now lapsed following Mr. Murphy's termination. On October 11, 1995, the Company granted Mr. Murphy a stock option to purchase 40,000 shares of Common Stock at an exercise price of $6.41 per share. These stock options have also lapsed following Mr. Murphy's termination.

(5) The amounts for fiscal 1997 reflect the nine months ended March 31, 1997.

                          OPTION GRANTS IN FISCAL 1997

                                                INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                            ----------------------------------------------------------       VALUE AT ASSUMED
                            NUMBER OF                                                     ANNUAL RATES OF STOCK
                            SECURITIES       % OF TOTAL                                   PRICE APPRECIATION FOR
                            UNDERLYING   OPTIONS GRANTED TO   EXERCISE OR                     OPTION TERM(1)
                             OPTIONS        EMPLOYEES IN      BASE PRICE    EXPIRATION   ------------------------
           NAME             GRANTED(2)    FISCAL PERIOD(3)      ($/SH)         DATE          5%           10%
--------------------------  ----------   ------------------   -----------   ----------   -----------  -----------
Lawrence J. Ramaekers.....          0            N/A                N/A           N/A            N/A          N/A
Emanuel Pinez(4)..........    360,000           34.2%            24.655       5/11/97        Expired      Expired
John J. McDonald(5).......    217,500           20.6%             20.53       9/30/05     $2,808,190   $7,116,498
James M. Murphy(6)........     72,500            6.9%             20.53       6/14/97        Expired      Expired
Eugene M. Bullis..........          0            N/A                N/A           N/A            N/A          N/A

---------------
(1) Amounts reported in these columns represent hypothetical amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options as prescribed by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) The Company intends to register the shares of Common Stock underlying its 1994 Stock Option Plan (the "Plan") and 1994 Formula Stock Option Plan (the "Formula Plan").

(3) In fiscal 1997, options to purchase up to 1,054,100 shares of Common Stock were granted under the Plan to Company employees, including executive officers, and options to purchase 21,000 shares of Common Stock were granted under the Formula Plan to non-employee directors. In fiscal 1997, 124,000 were exercised and 600 were canceled.

(4) The option was granted on October 24, 1996 with options to purchase 120,000 shares of Common Stock becoming vested and exercisable immediately, and with additional 120,000 options becoming vested and exercisable on each of October 24, 1997 and 1998. Mr. Pinez exercised his vested option to purchase 120,000 shares of Common Stock on December 19, 1996. The remainder of the option was forfeited in May 1997, 90 days following the Company's termination of Mr. Pinez.

(5) The option was granted on October 1, 1996 with options to purchase 72,500 shares of Common Stock becoming vested and exercisable immediately, and with an additional 72,500 options becoming vested and exercisable on each of October 1, 1997 and 1998. Subsequent to March 31, 1997, the exercise price of the option was adjusted to $2.30, and the vesting period was extended, with options to purchase 72,500 becoming vested and exercisable on October 1, 1997, and with an additional 72,500 options become vested and exercisable on each of October 1, 1998 and 1999.

(6) The option was granted on October 1, 1996 with options to purchase 24,166 shares of Common Stock becoming vested and exercisable immediately, and with an additional 24,166 and 24,167 options becoming vested and exercisable on October 1, 1997 and 1998, respectively. This option was forfeited in June 1997, 90 days following the Company's termination of Mr. Murphy.

 AGGREGATED OPTIONS EXERCISED IN FISCAL 1997 AND FISCAL YEAR END OPTION VALUES

                                                                       NUMBER OF
                                                                       SECURITIES            VALUE OF
                                                                       UNDERLYING          UNEXERCISED
                                                                      UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS AT FY-         OPTIONS(1)
                                 SHARES ACQUIRED       VALUE        END EXERCISABLE/       EXERCISABLE/
             NAME                  ON EXERCISE        REALIZED       UNEXERCISABLE        UNEXERCISABLE
-------------------------------  ---------------     ----------     ----------------     ----------------
Lawrence J. Ramaekers..........            0         $        0                  0/0       $       0/$0
Emanuel Pinez..................      120,000          2,478,900            0/240,000                0/0
John J. McDonald...............            0                  0      174,300/245,900        3,150/1,575
James M. Murphy................            0                  0       142,499/75,001          183,750/0
Eugene M. Bullis...............            0                  0                  0/0                0/0

---------------
(1) In-the-money options are those options for which the fair market value of the underlying share of Common Stock is greater than the exercise price of the option. The fair market value of the Company's Common Stock underlying the options as of March 31, 1997 was $3.50 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of such information.

COMPENSATION OF DIRECTORS DURING FISCAL 1997

     From April 12, 1994, the date of the Company's initial public offering, until July 1996, each non-employee director has been compensated $1,000 per year for a full year of service and $250 for each Board of Directors meeting attended. Since 1996, each non-employee director has been compensated at a rate of $500 for each Board of Directors meeting attended. J.P. Luc Beaubien, William
M. Kinch, William J. Shea and John J. Shields, non-employee directors of the Company, each received $6,000, $6,000, $4,250 and $4,500 respectively, from the Company as compensation for their services to the Company as a director during fiscal 1997. James M. Murphy received $500 for his attendance at a Board of Directors meeting between the time the Company terminated his employment and the date he resigned from the Board of Directors. On August 1, 1996, William J. Shea received a non-qualified option to purchase up to 15,000 shares of Common Stock at a price of $12.89 per share exercisable at any time between November 1, 1997 and November 6, 2001. On October 1, 1996, John J. Shields received a non-qualified option to purchase up to 50,000 shares of Common Stock at a price of $20.53 per share, of which 16,666 shares became vested and exercisable immediately, and 16,666 and 16,667 shares will become vested and exercisable on October 1, 1997 and 1998, respectively. Mr. Shields may exercise these options upon vesting through September 30, 2005. On November 7, 1996, J.P. Luc Beaubien and William M. Kinch each received a non-qualified option to purchase up to 3,000 shares of Common Stock at a price of $29.38 per share exercisable at any time between November 1, 1997 and November 6, 2001.

     J.P. Luc Beaubien received $46,971 in consulting fees in connection with services rendered to the Company during fiscal 1997. William M. Kinch received $68,000 in consulting fees and $39,847 in expense reimbursements during fiscal 1997. See Item 13 -- "Certain Relationships and Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 1997, the number and percentage ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Named Executive Officer (as defined herein) and Director, and (iii) all Directors and executive officers of the Company as a group.

                                                              NUMBER OF SHARES
                                                                BENEFICIALLY       PERCENTAGE OF
            NAME AND ADDRESS OF BENEFICIAL OWNER(1)               OWNED(2)             CLASS
    --------------------------------------------------------  ----------------     -------------
    Lawrence J. Ramaekers...................................            --                --
    John J. McDonald........................................       252,680               1.4%
    Eugene M. Bullis........................................            --                --
    Donald R. Peck(3).......................................           555                 *
    David E. Merry, Jr......................................            --                --
    J.P. Luc Beaubien.......................................        22,100                 *
    John J. Shields.........................................        31,666                 *
    William M. Kinch(4).....................................        21,960                 *
    Emanuel Pinez(5)........................................       338,735               1.8%
    William J. Shea(6)......................................        40,700                 *
    All directors and executive officers as a group (10
      persons)..............................................       708,396               3.9%

---------------
  * Less than 1%.

(1) The address for all of these individuals, with the exception of Emanuel Pinez, is Centennial Technologies, Inc., 7 Lopez Road, Wilmington, Massachusetts 01887. The address for Emanuel Pinez is c/o Thomas R. Kiley, Esq., Cosgrove, Eisenberg & Kiley, P.C., One International Place, Boston, Massachusetts 02110.

(2) Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 555 shares held in trust for the benefit of Mr. Peck's children; Mr. Peck is neither a trustee nor a beneficiary of such trust.

(4) Includes 5,300 shares held jointly by Mr. Kinch and his wife, and 460 shares held by Mr. Kinch's wife.

(5) The Company is unable to ascertain whether Mr. Pinez has any beneficial ownership of any additional shares of Common Stock. The shares listed here are those indicated in the records of the Company's stock transfer agent in the name of "Emanuel Pinez."

(6) Includes 25,200 shares held by Mr. Shea's wife, and 500 shares held by Mr. Shea's son.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     During fiscal 1995, the Company loaned John J. McDonald, President of the Company, a total of $31,500. As of July 15, 1997, this entire loan remained outstanding. However, Mr. McDonald and the Company have reached an agreement whereby this loan will be forgiven should Mr. McDonald remain employed by the Company after August 31, 1997.

     William J. Shea, who has served as a Director of the Company since August 1996, resigned in July 1997 as the Vice-Chairman, Chief Financial Officer and Treasurer of BankBoston Corporation ("BankBoston"). In November 1995, the Company renewed its revolving line of credit with BankBoston, pursuant to which the Company could borrow up to the lesser of (i) $7.5 million, or (ii) an amount based on the Company's eligible accounts receivable and inventory. In November 1996, the Company increased its revolving and term facilities with BankBoston, pursuant to which the Company could borrow up to (i) $25 million, or (ii) an amount based on the Company's eligible accounts receivable and inventory. These credit agreements are collateralized by substantially all of the assets of the Company. In addition, the Company is required to comply with certain covenants relating to the Company's net worth and indebtedness, among others. In February 1997, BankBoston issued a notice of default with regard to the Company's borrowings under the credit facilities. From February 1997 through June 1997, BankBoston and the Company executed three forbearance agreements by which BankBoston agreed not to proceed on exercising its rights with regard to its collateral. See "Item 7 -- Liquidity and Capital Resources."

  Transactions with William M. Kinch

     The Company has contracted with Kinch Associates, Inc. of which William M. Kinch, a director of the Company, is a principal, for consulting services, principally in the areas of manufacturing development and procurement activities. During fiscal 1997, the Company paid Kinch Associates $68,000 for services provided by Mr. Kinch and $39,847 for expense reimbursements.

  Transactions with J.P. Luc Beaubien

     The Company has contracted with the Boston Agent, of which J.P. Luc Beaubien, a director of the Company, is a principal, for consulting services, principally in the ares of investment activities. During fiscal 1997, the Company paid the Boston Agent $46,971 for services provided by Mr. Beaubien.

  Transactions with WebSecure, Inc.

     As of March 31, 1997, the Company held a minority interest in WebSecure, Inc., a provider of Internet services ("WebSecure"). John J. Shields, Vice Chairman of the Board of Directors of the Company, served as Chairman of the Board of Directors of WebSecure from April 1996 to November 1996.

     In November 1995, the Company purchased 350,000 shares of common stock of WebSecure for $10,000. In November 1995, the Company guaranteed the payment obligations of WebSecure under a lease for offices of WebSecure, and in September 1996, guaranteed the payment obligations of WebSecure under a lease for capital equipment. The aggregate rental payments under both leases totaled approximately $950,000 as of September 10, 1996. The Company has not made any payments in connection with these guarantees. On April 8, 1996, the Company purchased 139,750 shares of common stock of WebSecure for $559,000 in connection with a private placement of WebSecure in which WebSecure raised $2,000,000.

     In April 1996, WebSecure granted a non-qualified stock option to John J. Shields to purchase 100,000 shares of WebSecure's common stock at an exercise price of $4.00 per share, exercisable between April 30, 1997 and April 29, 2000. Such option was forfeited when Mr. Shields terminated his relationship with WebSecure in November 1996.

     During fiscal 1996, the Company from time to time made loans to WebSecure, which loans bear interest at the rate of 9% per annum and are due on demand. These loans were repaid out of a portion of the proceeds of the initial public offering of WebSecure, and the aforementioned guarantees were terminated.

     In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, has been fully reserved on the Company's financial statements. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 17 of Notes to Unaudited Consolidated Financial Statements.

  Transactions with Triple I Corporation (Currently Industrial Imaging, Inc.)

     As of March 31, 1997, the Company held a minority interest in Triple I Corporation, a then privately-held manufacturer of optical equipment ("Triple I"). Emanuel Pinez, the former Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company, served as a director of Triple I from February to August 1996. Mr. A. Uri Levy, who served as President of the Company from February 1995 to August 1996, as Chief Operating Officer of the Company from September 1994 to August 1996, and as a director of the Company from December 1994 to August 1996, served as a Director of Triple I.

     As of June 30, 1996, the Company owned 700,000 shares of the common stock of Triple I. During fiscal 1996, the Company purchased a total of 500,000 shares of common stock of Triple 1 for $500,000. In addition, on June 17, 1996, the Company purchased 200,000 shares of common stock of Triple I in consideration of the cancellation of a $200,000 promissory note from Triple I, described below.

     In November 1995, the Company loaned $95,000 to Triple I, which was evidenced by a promissory note that bore interest at the rate of 10% per annum and matured on May 14, 1997. This promissory note was repaid in full on February 8, 1996. In connection with this loan, Triple I issued to the Company warrants to purchase 95,000 shares of common stock of Triple I, exercisable until November 13, 1998.

     In March 1996, the Company entered into an agreement with Triple I whereby, in consideration of a lump sum payment of $200,000 to the Company, the Company agreed to purchase certain components for Triple I, subject to fully reimbursement from Triple I of the cost of the components within ten days following the sale by Triple I of the products containing the components purchased by the Company. The term of the agreement runs through June 30, 1997. Cumulative purchases under this arrangement amounted to $1.4 million.

     In May 1996, the Company loaned $200,000 to Triple I, which was evidenced by a promissory note that bore interest at the rate of 10% per annum and matured on May 17, 1997. This promissory note was canceled on June 17, 1996 in consideration of the issuance of 200,000 shares of common stock of Triple I to the Company.

     During fiscal 1997, Triple I defaulted on certain of its payment obligations and the Company determined that Triple I was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. On May 20, 1997, the Company agreed to convert its accounts receivable into common stock of Industrial Imaging, and has recorded a valuation reserve equal to the carrying value of the investment as of March 31, 1997.

  Transactions with Infos International, Inc.

     During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc., a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The President of Infos, Thomas J. Kinch, is the brother of William M. Kinch, a director of the Company. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a market value of $3.9 million at date of acquisition. On May 14, 1997, the Company and shareholders of Infos reached an agreement in principal whereby the Company would return its shares of Infos in exchange for the shares of Centennial Common Stock issued and a three-year warrant to acquire shares of Infos equal to up to 15% of the then outstanding common stock of Infos with certain limitations. The parties have also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. Since Infos is a privately-held company, there is no available market information in order to ascribe value to the warrants, and current financial information is not presently available. Accordingly, the full amount of the investment cost $7.0 million has been written off. The recorded loss of $6.0 million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos' acquisition of ICC, in connection with a sales transaction that was determined in the Company's financial review not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995, and the remainder as loss on investment activities in fiscal 1997.

     Infos has contracted with Century Electronics Manufacturing, Inc., an affiliate of the Company, for contract manufacturing services in connection with Infos' products. Century has made payments to Infos suppliers in connection with initial inventory stocking and test equipment in the amount of $329,000 and has accounts receivable for product shipments of approximately $321,000 at March 31, 1997, representing invoices for all products shipped during fiscal 1997.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The financial statements required to be filed by Item 8 are as follows:

                            CENTENNIAL TECHNOLOGIES, INC:                               PAGE
                                                                                        ----
     Consolidated Balance Sheets as of March 31, 1997 and June 30, 1996 (Unaudited)...    30
     Consolidated Statements of Operations for the nine month fiscal periods ended
      March 31, 1997 and 1996 and for the twelve month fiscal years ended June 30,
      1996, 1995 and 1994 (Unaudited).................................................    31
     Consolidated Statements of Stockholders' Equity for the nine month fiscal period ended
       March 31, 1997 and for the twelve month fiscal years ended June 30, 1996, 1995
      and 1994 (Unaudited)............................................................    32
     Consolidated Statements of Cash Flows for the nine month fiscal periods ended
       March 31, 1997 and 1996 and for the twelve month fiscal years ended June 30,
      1996, 1995 and 1994 (Unaudited).................................................    33
     Notes to (Unaudited) Consolidated Financial Statements...........................    34
CENTURY ELECTRONICS MANUFACTURING, INC.
     Consolidated Balance Sheet as of March 31, 1997 (Unaudited)......................    53
     Consolidated Statement of Operations for the nine month fiscal periods ended
       March 31, 1997 (Unaudited).....................................................    54
     Consolidated Statement of Stockholders' Equity for the nine month fiscal period ended
       March 31, 1997 (Unaudited).....................................................    55
     Consolidated Statement of Cash Flows for the nine month fiscal period ended March
      31, 1997 (Unaudited)............................................................    56
     Notes to (Unaudited) Consolidated Financial Statements...........................    57

     (a)(2) Financial Statement Schedules. The financial statement schedule required to be filed herewith is included in Item 8 of this report.

     (a)(3) Exhibits.

 ITEM
 NO.                                     DESCRIPTION                                  LOCATION
------      ---------------------------------------------------------------------  ---------------
                                                                                      SEE NOTE:
 3.1   --   Certificate of Amendment to the Certificate of Incorporation.........        (2)
 3.2   --   By-Laws..............................................................        (6)
 3.3   --   Shareholder Voting Agreement between Centennial Technologies, Inc.
            and the Shareholders who are a party thereto, dated November 27,            Filed
            1996.................................................................      herewith
 4.1   --   Specimen Stock Certificate...........................................        (6)
 4.2   --   Form of Warrant Agreement between the Company and American Securities
            Transfer, Incorporated (includes Specimen Warrant Certificate).......        (6)
10.1   --   Revolving Credit and Security Agreement between the Company and The
            First National Bank of Boston, dated September 14, 1994..............        (4)
10.2   --   $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in favor of The First National Bank of Boston for the benefit of the
            Company..............................................................        (4)
10.3   --   Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The
            First National Bank of Boston for the benefit of the Company.........        (4)
10.4   --   Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of The First National Bank of Boston by the Company, NCT and
            Emanuel Pinez........................................................        (4)
10.5   --   Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit and Security Agreement between the Company and The First National
            Bank of Boston.......................................................        (1)

 ITEM
 NO.                                     DESCRIPTION                                  LOCATION
------      ---------------------------------------------------------------------  ---------------
                                                                                      SEE NOTE:
10.6   --   Forbearance Agreement and Amendment by and between The First National
            Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
            Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design         Filed
            Circuits, Inc., dated as of March 18, 1997...........................     herewith
10.7   --   Lease Agreement between the Company and 37 Manning Road Limited
            Partnership, dated November 6, 1992 and amended on November 29,
            1992.................................................................        (6)
10.8   --   Lease Agreement between the Company and 4 Point Interiors, dated June
            28, 1993 ("California Lease")........................................        (6)
10.9   --   Amendment to the California Lease, dated June 25, 1993...............        (6)
10.10  --   Form of the Company's Domestic Distributor Agreement between the
            Company and its domestic distributors................................        (6)
10.11  --   Form of the Company's Agreement with its Manufacturer's
            Representatives......................................................        (6)
10.12  --   Purchase Agreement between Triple I Corporation and Centennial              Filed
            Technologies, Inc., dated March 31, 1996.............................     herewith
10.13  --   Investment and Stockholders Agreement by and between Centennial             Filed
            Technologies, Inc. and ViA, Inc., dated November 27, 1996............     herewith
10.14  --   1994 Stock Option Plan, as amended...................................        (2)
10.15  --   1994 Formula Stock Option Plan, as amended...........................        (2)
10.16  --   Indemnification Agreement dated April 11, 1994 between Emanuel Pinez
            and the Company......................................................        (6)
10.17  --   Employment Agreement between the Company and John J. McDonald, dated
            October 20, 1995.....................................................        (1)
10.18  --   Key Employee Agreement between Centennial Technologies, Inc. and            Filed
            Donald R. Peck, dated February 1, 1997...............................     herewith
10.19  --   Agreement to Provide Interim Management and Consulting Services
            between Centennial Technologies, Inc. and Jay Alix & Associates,            Filed
            dated February 17, 1997..............................................     herewith
                                                                                        Filed
21     --   List of the Company's subsidiaries...................................     herewith

     (1) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-3 Registration Statement (No. 333-1008) declared effective by the Securities and Exchange Commission (the "Commission") on March 19, 1996.

     (2) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 1995.

     (3) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 2 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on February 1, 1995.

     (4) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) originally filed with the Commission on December 22, 1994.

     (5) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on September 25, 1994.

     (6) Incorporated by reference to the similarly numbered exhibit to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

     (1) A report on Form 8-K was filed on January 2, 1997, reporting on the acquisition of Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc.

     (2) A report on Form 8-K was filed on February 19, 1997, reporting that the filing of the Form 10-Q for the Company's second fiscal quarter ended December 31, 1996 would be delayed, in light of the investigation seeking to verify the financial information of the Company.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CENTENNIAL TECHNOLOGIES, INC.

Dated: July 22, 1997                      By:   /s/ LAWRENCE J. RAMAEKERS
                                            ------------------------------------
                                                   Lawrence J. Ramaekers
                                              Interim Chief Executive Officer

     IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  NAME                                    CAPACITY                      DATE
----------------------------------------    ------------------------------------   --------------


       /s/ LAWRENCE J. RAMAEKERS            Interim Chief Executive Officer        July 22, 1997
----------------------------------------
         Lawrence J. Ramaekers

          /s/ JOHN J. SHIELDS               Vice Chairman of the Board             July 22, 1997
----------------------------------------
            John J. Shields

          /s/ JOHN J. MCDONALD              President and Director                 July 22, 1997
----------------------------------------
            John J. McDonald

         /s/ J.P. LUC BEAUBIEN              Director                               July 22, 1997
----------------------------------------
           J.P. Luc Beaubien

          /s/ WILLIAM M. KINCH              Director                               July 22, 1997
----------------------------------------
            William M. Kinch

          /s/ WILLIAM J. SHEA               Director                               July 22, 1997
----------------------------------------
            William J. Shea

          /s/ EUGENE M. BULLIS              Interim Chief Financial Officer        July 22, 1997
----------------------------------------      (Principal financial and
            Eugene M. Bullis                  accounting officer)