Form 10-Q
period 1997-06-30
CENTENNIAL TECHNOLOGIES INC
filed 1997-08-14
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                         COMMISSION FILE NUMBER 1-12912

                                 ---------------

                          CENTENNIAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

                                 ---------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of July 31, 1997, there were 18,624,962 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

================================================================================

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION  (UNAUDITED)                                                             PAGE NUMBER
                                                                                                        -----------
      Item 1.  Financial Statements

               Consolidated Balance Sheets at June 30, 1997 and March 31, 1997

               Consolidated  Statements of Operations for three months ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows for three months ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K


                                    PART I

ITEM 1. Financial Statements


                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       June 30,           March 31,
                                                                                         1997               1997
                                                                                         ----               ----

                                     ASSETS

Current assets:
  Cash and cash equivalents .................................................          $     95           $     57

  Trade accounts receivable .................................................             4,143              6,263
              Less allowances ...............................................              (511)              (692)
                                                                                       --------           --------
                                                                                          3,632              5,571

Accounts receivable from affiliates .........................................              --                  676

Recoverable income taxes ....................................................             1,314              7,356
Inventories .................................................................             5,459              7,794
Notes receivable from affiliate .............................................              --                4,129
Other current assets ........................................................               891              1,630
                                                                                       --------           --------
Total current assets ........................................................            11,391             27,213

Equipment and leasehold improvements ........................................             3,779              4,023
  Less accumulated depreciation and amortization ............................            (1,053)              (936)
                                                                                       --------           --------
                                                                                          2,726              3,087
Investments .................................................................             4,941              5,089
Notes receivable from affiliate .............................................             7,891                 --
Other assets ................................................................               636                566
Investment in affiliate .....................................................             8,916             15,243
                                                                                       --------           --------
Total assets ................................................................          $ 36,501           $ 51,198
                                                                                       ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit notes ....................................................          $  1,643           $ 10,090
  Obligations under capital leases ..........................................               522                671
  Accounts payable and accrued expenses .....................................             9,318             11,883
                                                                                       --------           --------
Total current liabilities ...................................................            11,483             22,644
Contingencies (Note 10)
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
  authorized, none issued ...................................................                --                 --
Common Stock, $.01 par value; 50,000,000 shares authorized, 18,628,000 issued and outstanding at June 30, 1997, 17,745,000 issued and
  outstanding at March 31, 1997 .............................................               186                177
Additional paid-in capital ..................................................            84,168             82,240
Accumulated deficit .........................................................           (59,180)           (53,630)
Foreign currency translation of equity investment ...........................              (156)              (233)
                                                                                       --------           --------
Total stockholders' equity ..................................................            25,018             28,554
                                                                                       --------           --------
Total liabilities and stockholders' equity ..................................          $ 36,501           $ 51,198
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

                          CENTENNIAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                ----------------------------
                                                 1997                1996
                                                -------           ----------
                                                                  (RESTATED)

Sales .......................................   $ 6,573            $11,644
Costs and expenses:
  Cost of goods sold ........................     6,142              8,760
  Engineering costs .........................       356                308
  Selling, general and
     administrative expenses ................     1,889              1,098
  Loss on investment activities .............     3,485              2,593
  Special investigation costs ...............       597               --


  Net interest (income)/expense .............        78               (157)
                                                -------            -------
       Total costs and expenses .............    12,547             12,602
                                                -------            -------
Loss before equity in earnings of
  affiliate .................................    (5,974)              (958)
Equity in earnings of affiliate .............      (500)              --
                                                -------            -------
       Net loss .............................   $(5,474)           $  (958)
                                                =======            =======
Net loss per share ..........................   $  (.30)           $  (.06)
Weighted average shares
  outstanding ...............................    18,176             16,578



         The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    ---------------------------
                                                                                      1997              1996
                                                                                    --------         ----------
                                                                                                     (RESTATED)
Cash flows from operating activities:
  Net loss ....................................................................     $(5,474)          $  (958)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
  Depreciation and amortization ...............................................         400               125
  Equity in earnings of affiliate .............................................        (500)               --
  Provision for loss on accounts receivable ...................................          41               116
  Provision for loss on investments ...........................................       2,180             1,290
  Other non-cash items ........................................................          --                68
  Change in operating assets and liabilities:
    Accounts receivable .......................................................       1,898            (3,456)
    Inventories ...............................................................       2,335            (1,067)
    Notes receivable ..........................................................          --              (634)
    Notes receivable from affiliate ...........................................       4,129                --
    Recoverable income taxes ..................................................       6,042            (2,532)
    Other assets ..............................................................         945              (590)
    Accounts payable and accrued expenses .....................................      (2,565)            1,096
                                                                                    -------           -------
            Net cash from (used in) operating activities ......................       9,431            (6,542)
Cash flows from investing activities:
  Capital expenditures ........................................................        (117)             (183)
  Disposal of capital equipment ...............................................         328                --
  Purchase of available-for-sale securities ...................................          --            (8,914)
  Proceeds from sale of available-for-sale securities .........................          --             3,981
  Purchase of investments .....................................................          --            (1,510)
  Investment in affiliates ....................................................      (1,165)               --
                                                                                    -------           -------
        Net cash used in investing activities .................................        (954)           (6,626)
Cash flows from financing activities:
  Net borrowings under line of credit .........................................      (8,447)            4,684
  Payments on equipment lease financing .......................................        (149)              (88)
  Proceeds from exercise of stock options .....................................         157                 2
  Proceeds from exercise of warrants ..........................................          --               115
  Net proceeds from public offerings of Common Stock ..........................          --             1,221
  Proceeds from certain related party transactions ............................          --             1,135
                                                                                    -------           -------
        Net cash provided by (used in) financing activities ...................      (8,439)            7,069
                                                                                    -------           -------
Net increase (decrease) in cash and cash equivalents ..........................          38            (6,099)
Cash and cash equivalents at beginning of period ..............................          57            12,281
                                                                                    -------           -------
Cash and cash equivalents at end of period ....................................     $    95           $ 6,182
                                                                                    =======           =======




         The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

   Basis of Presentation

     The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Due to the significance of the Company's investment in the investee's capitalization and on the basis of the complementary nature of the Company's products and related development plans, the Company is accounting for its 12% investment in ViA, Inc. using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course. The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern.

     The Company is a defendant in certain litigation, as more fully described in Note 10 hereof. No assurance can be given that the settlement of litigation will result in an outcome which would not significantly impair the ability of the Company to continue as a going concern.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1997.

   Change in Fiscal Year

     On March 24, 1997, the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. All references to fiscal 1997 in the accompanying financial statements relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     On February 11, 1997 the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements for the three months ended June 30, 1996 give effect to adjustments arising from the financial review.

     The following table sets forth the effects of these adjustments on the Company's financial position at June 30, 1996 and results of operations for the three months ended June 30, 1996 (in thousands except per share data):

Sales:
  As previously reported............................    $12,427
  As adjusted.......................................     11,644
Cost of goods sold:
  As previously reported............................      7,749
  As adjusted.......................................      8,760
Net income (loss):
  As previously reported............................      1,868
  As adjusted.......................................       (959)
Net income (loss) per share:
  As previously reported............................        .22
  As adjusted.......................................       (.06)
Total assets:
  As previously reported............................     55,782
  As adjusted.......................................     41,132
Total stockholders' equity:
  As previously reported............................     46,045
  As adjusted.......................................     31,909


     The following table sets forth the summary of restatement adjustments (in thousands):

Reversal of invalid sales transactions....................   $   (91)
Reclassification of purchasing agency arrangement.........      (585)
Additional accounts receivable adjustments................      (107)
                                                             -------
Total adjustments to sales................................      (783)
Corrections to inventory pricing and physical counts......        56
Additional provisions for inventory obsolescence..........      (338)
Reversal of certain additions to capital equipment,
  net of related depreciation, which were not bona fide...    (1,441)
Provision for losses on investment activities.............    (1,561)
Pre-acquisition advances to subsidiary....................    (1,101)
Other adjustments, net....................................     1,004
Reversal of provisions for income taxes...................     1,337
                                                             -------
Total adjustments to net income (loss)....................   $(2,827)
                                                             =======

     The Company's independent accountants, Coopers & Lybrand L.L.P.
("Coopers & Lybrand") is considering whether certain potential claims against Coopers & Lybrand compromise its independence so as to render it unable to deliver its opinion with respect to the Company's financial statements. The Company is currently unable to determine when this concern will be resolved. If Coopers & Lybrand determines that it cannot provide its opinion on the Company's financial statements for the three years ended June 30, 1994, 1995, and 1996 and the nine months ended March 31, 1997, the Company will be obliged to retain other independent accountants, in which case its delivery of audited financial statements may be delayed for a substantial period and, as a result of the examination of such financial statements by successor independent accountants, there may be material changes to such financial statements.

     The consolidated balance sheet as of March 31, 1997 has been derived from the financial statements included in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1997.

3.   CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three months ended June 30, 1997, two customers accounted for approximately 40% of the Company's sales. At June 30, 1997, these customers accounted for approximately $1.9 million, or 52% of the Company's net accounts receivable balance.

     For the three months ended June 30, 1996, two customers accounted for approximately 47% of the Company's sales. At June 30, 1996, these two customers accounted for approximately $4.7 million, or 42% of the Company's net accounts receivable balance.

     Approximately 11% and 5% of the Company's sales for the three months ended June 30, 1997 and 1996, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

     A substantial portion of the Company's assets are associated with Century Electronics Manufacturing, Inc. ("Century"). See Note 6. Any material adverse change in the business of Century could have a material adverse effect on the Company's business, financial condition and results of operations.

4.   EARNINGS PER SHARE

     Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Since all periods presented in these financial statements reflect losses, such common stock equivalents have been excluded, as they are anti-dilutive.

5.   INVENTORIES

     Inventories consisted of (in thousands):

                                                                  JUNE 30,    MARCH 31,
                                                                    1997        1997
                                                                    ----        ----


          Raw material, primarily electronic components........   $3,023       $3,995
          Work in process......................................      354        1,387
          Finished goods.......................................    2,082        2,412
                                                                  ------       ------
                                                                  $5,459       $7,794
                                                                  ======       ======



     The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

     The Company has included in its inventory balances $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer's purchase order. The customer later attempted to cancel the purchase order. The Company disputes the customer's claim that the purchase order cancellation was effective, and anticipates seeking legal remedies related thereto. The Company expects to recover fully its inventory costs.

6.   INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

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

     Pursuant to a joint venture agreement executed in May 1996, the Company invested $1.3 million during fiscal 1997 as its initial capital contribution into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

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

7.   OTHER INVESTMENTS

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

     On December 13, 1996, the Company completed merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties as to the financial statements of Centennial. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger has been recorded using purchase accounting, and the excess (approximately $3.2 million) of the purchase price over the fair value of assets acquired has been written off as of the agreement date (May 15, 1997) because of the uncertainties related to the future operations of ITP/Fleet.Net.

8.   DEBT

   Note Payable

     The Company has a revolving line of credit agreement with a bank that limits borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement is collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement has been subsequently extended to August 15, 1997.

     On July 18, 1997, the Company received a commitment letter for a new credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are secured by all of the Company's assets. The Company expects to close on the new credit agreement prior to the expiration of the forbearance agreement.

9.   RELATED PARTY TRANSACTIONS

        During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sale transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which proceeds amounted to $1,135,000 in the quarter ended June 30, 1996, have been reflected in the accompanying financial statements as additional paid-in capital.

10.  CONTINGENCIES

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

     On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The DOJ has subsequently subpoenaed additional Company records and files. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

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

     In mid-February 1997, the Company was notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of the Company. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's public reports and financial statements. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company is cooperating with the SEC in connection with this investigation, the outcome of which cannot yet be determined.

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

     As of fiscal 1997, the Company recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

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

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and
(iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual
Report on Form 10-K for the fiscal period ended March 31, 1997 under the heading "Risk Factors." These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

     The Company's independent accountants, Coopers & Lybrand, is considering whether certain potential claims against Coopers & Lybrand compromise its independence so as to render it unable to deliver its opinion with respect to the Company's financial statements. The Company is currently unable to determine when this concern will be resolved. If Coopers & Lybrand determines that it cannot provide its opinion on the Company's financial statements for the three years ended June 30, 1994, 1995, 1996 and nine months ended March 31, 1997, the Company will be obliged to retain other independent accountants, in which case its delivery of audited financial statements may be delayed for a substantial period and, as a result of the examination of such financial statements by successor independent accountants, there may be material changes to such financial statements.


OVERVIEW

     The Company designs, manufacturers and markets an extensive line of PC cards used primarily by OEMs in industrial and commercial applications. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Sales. Sales decreased 43.6% to approximately $6.6 million in the 1997 period compared to $11.6 million in the 1996 period, due to the impact of adverse publicity surrounding the criminal indictment of the Company's former Chief Executive Officer and the associated special investigation and shareholder litigation matters. In addition, sales to a major customer decreased from $2.7 million in the 1996 period to near zero in the 1997 period due to the completion of the program under which the product was originally shipped.

     Another significant customer represented 28% of total sales in the 1997 period and 24% of total sales in the 1996 period. A third customer represented 12% of total sales in the 1997 period compared to an insignificant amount in the 1996 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Furthermore, sales for the current quarter were negatively impacted as several continuing customers accelerated their orders in the previous quarter shortly after the adverse publicity broke. This had the effect of improving the Company's performance in March 1997 and reducing April and May shipments.

     Sales outside of the United States represented 11% of sales in the 1997 period compared to 5% of sales in the 1996 period.

     Costs of Goods Sold. Cost of goods sold decreased 30% to $6.1 million for the 1997 period compared to $8.8 million for the 1996 period. Gross margins were 6.6% for the 1997 period compared to 24.8% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $.4 million in the 1997 period and $.3 million in the 1996 period, representing 6.1% of sales in the 1997 period and 2.6% in the 1996 period. Cost of sales in the 1997 period was also negatively impacted by inventory revaluation adjustments of $.9 million or 13.6% of sales primarily due to declining electronic component prices and changes in overhead absorption rates. No similar adjustments were recorded in the 1996 period. On July 3, 1997, the Company carried out a reduction-in-force which resulted in reducing the number of production employees by 24.


     Engineering Costs. Engineering costs were $356,000 in the 1997 period versus $308,000 in the 1996 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.9 million in the 1997 period compared to $1.1 million in the comparable 1996 period due to increased sales staffing and travel, increased professional fees, key employee retention bonuses incurred in 1997, expenses associated with the facility move, and increased insurance costs.

     In addition, during the 1997 period, the Company revised its method of allocating overhead costs to cost of goods sold, which revision reduced the allocation from selling, general and administrative expenses for this period by approximately $170,000.

     Depreciation expense increased to $150,000 in the 1997 period compared to $125,000 in the 1996 period, reflecting increased capital equipment expenditures to increase production capacity and improve productivity.

     Net Interest Expense. Net interest expense was $78,000 in the 1997 period compared to interest income of $157,000 in the 1996 period. The increase in interest expense was primarily due to increased borrowings.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 period (in thousands):

                                                       1997      1996
                                                      ------    ------
      Costs incurred in connection with
      ITP/Fleet.Net (See Note 7).................     $3,235    $1,101
      Loss on investment in ViA..................        250        --
      Losses on other investments................         --     1,492
                                                      ------    ------
      TOTAL......................................     $3,485    $2,593
                                                      ======    ======

     Equity Interest in Earnings of Affiliate. The equity interest in earnings of affiliate of $.5 million reflects the Company's net interest in earnings of Century.

     Special Investigation Costs. Due to incremental costs it was necessary to increase the accrual for Special Investigation Costs by $597,000 in the 1997 period.

     As of June 30, 1997, a total of $4.3 million has been provided for the cost of the special investigation, certain refinancing activities, and the cost of legal defense associated with shareholders' litigation.



LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

   Fiscal 1998 Liquidity Outlook

     The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations. However, the Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

   Operating Activities

     At June 30, 1997, working capital decreased to approximately negative
$.1 million, compared to positive working capital of $4.6 million at March 31, 1997, due principally to operating losses. In the 1997 period the Company experienced cash flow from operations of approximately $9.4 million, compared to cash flow used in operations of $6.5 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 50 days at June 30, 1997 compared to 46 days at March 31, 1997. The Company's inventories represent approximately 12 weeks of manufacturing output at June 30, 1997, compared to 12 weeks at March 31, 1997. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels.

     As a result of the adjustments made to the Company's financial statements in connection with its financial review, previous provisions for income taxes have been reversed and the associated payments of approximately $1.3 million are classified as recoverable income taxes at June 30, 1997. Approximately $1.0 million of these tax refunds were received as of August 15, 1997. For the 1997 period $6 million of tax refunds were received and used to reduce borrowings.

     The Company's access to trade credit from its vendors has been subject to increased scrutiny by its vendors and more limited terms since its announcement of financial irregularities in February 1997. While certain suppliers have imposed "collection on delivery" terms, the Company's principal suppliers have continued to extend credit. If such suppliers were to discontinue or limit materially existing credit terms, the Company could be placed in the position where it would be unable to continue operations.

   Investing Transactions

     Net capital expenditures amounted to $118,000 in the 1997 period and $183,000 in the 1996 period. As of June 30, 1997, the Company had remaining obligations of $522,000 on equipment financing leases, which are in default due to cross-default provisions between a master lease agreement and a revolving credit agreement to which the Company is a party, both of which are with the same bank lender. The Company intends to repay these leases using proceeds from its new term loan facility.

     The Company has commitments for future capital equipment expenditures in fiscal year 1998 of $325,000. In addition, included in accounts payable and accrued expenses are invoices for capital equipment amounting to $363,000.
The Company expects to finance these expenditures, in part, through a new term loan and a new capital acquisition facility.


   Financing Transactions

     In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See " -- Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement has been subsequently extended to August 15, 1997.

     On July 18, 1997, the Company received a commitment letter for a new credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are secured by all of the Company's assets. The Company expects to close on the new credit agreement prior to the expiration of the forbearance period.

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

     Pursuant to a joint venture agreement executed in May 1996, the Company invested $1.3 million during fiscal 1997 as its initial capital contribution into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

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

   Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company is currently negotiating the settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company believes that such settlements will not have a material adverse impact on its liquidity. As of fiscal 1997, the Company has recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that the Company will be successful in negotiating the settlements described in Note 10, or that the claims against Lawrence J. Ramaekers, the Company's interim Chief Executive Officer, in connection with the February 25 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

     The Company has received information that on August 11, 1997, a lawsuit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida by Osvaldo Franco, Sheldon Leader, C. Michael Renuart and Frank Schmidt, all former employees (the "Employees") of Intelligent Truck Project, Inc. ("ITP") against, the Company, its present and former directors and its Treasurer alleging that the Company misrepresented its financial prospects in order to persuade the Employees to exchange their ITP shares for the Company's shares. The Company has not been served with the complaint.

RISK FACTORS

     From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual future results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed below.

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997 and the first quarter of fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances, anticipated financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations. Although the Company has received a commitment letter from Congress Financial regarding the proposed refinancing, and believes that the refinancing with Congress Financial will be consummated, the refinancing is subject to certain conditions. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks, Inc. and Navionics, Inc. accounted for approximately 28% and 12%, respectively, of the Company's sales for the 1997 period. Bay Networks and a subsidiary of Philips Electronics, N.V. accounted for 24% and 23%, respectively, of the Company's sales for the 1996 period. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips have been in connection with Philips' sales of screen phones to a single customer. Except for certain orders presently in dispute, the Company has fulfilled all purchase orders with Philips, and the Company believes that it will not receive additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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



PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The DOJ has subsequently subpoenaed additional Company records and files. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

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

     In mid-February 1997, the Company was notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of the Company. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's public reports and financial statements. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company is cooperating with the SEC in connection with this investigation, the outcome of which cannot yet be determined.

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

     As of fiscal 1997, the Company recorded a provision for the potential settlement of the Centennial Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

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


ITEM 2. CHANGES IN SECURITIES   Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Not Applicable.

ITEM 5. OTHER INFORMATION  Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits


 ITEM
  NO.                               DESCRIPTION                                                      LOCATION
 -----                              -----------                                                      --------
                                                                                                     SEE NOTE:
   3.1     -- Certificate of Amendment to the Certificate of Incorporation........................    (3)
   3.2     -- By-Laws.............................................................................    (7)
   3.3     -- Shareholder Voting Agreement between Centennial Technologies, Inc. and
              the Shareholders who are a party thereto, dated November 27, 1996....................   (1)
                                                                                                     Filed
   4.1     -- Specimen Stock Certificate..........................................................  herewith
   4.2     -- Form of Warrant Agreement between the Company and American Securities
              Transfer, Incorporated (includes Specimen Warrant Certificate)......................    (7)
  10.1     -- Revolving Credit and Security Agreement between the Company and The
              First National Bank of Boston, dated September 14, 1994.............................    (5)
  10.2     -- $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in favor of The First National Bank of Boston for the benefit of the
              Company.............................................................................    (5)
  10.3     -- Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The
              First National Bank of Boston for the benefit of the Company........................    (5)
  10.4     -- Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of The First National Bank of Boston by the Company, NCT and
              Emanuel Pinez.......................................................................    (5)
  10.5     -- Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit and Security Agreement between the Company and The First National Bank
              of Boston...........................................................................    (2)
  10.6     -- Forbearance Agreement and Amendment by and between The First National
              Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc.,
              NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
              Inc., dated as of March 18, 1997....................................................    (1)
  10.7     -- Lease Agreement between the Company and 37 Manning Road Limited
              Partnership, dated November 6, 1992 and amended on November 29, 1992................    (7)
  10.8     -- Lease Agreement between the Company and 4 Point Interiors, dated June
              28, 1993 ("California Lease").......................................................    (7)
  10.9     -- Amendment to the California Lease, dated June 25, 1993..............................    (7)
 10.10     -- Form of the Company's Domestic Distributor Agreement between the
              Company and its domestic distributors...............................................    (7)
 10.11     -- Form of the Company's Agreement with its Manufacturer's
              Representatives.....................................................................    (7)
 10.12     -- Purchase Agreement between Triple I Corporation and Centennial
              Technologies, Inc., dated March 31, 1996............................................    (1)
 10.13     -- Investment and Stockholders Agreement by and between Centennial
              Technologies, Inc. and ViA, Inc., dated November 27, 1996...........................    (1)
 10.14     -- 1994 Stock Option Plan, as amended..................................................    (3)
 10.15     -- 1994 Formula Stock Option Plan, as amended..........................................    (3)
 10.16     -- Indemnification Agreement dated April 11, 1994 between Emanuel Pinez
              and the Company.....................................................................    (7)
 10.17     -- Employment Agreement between the Company and John J. McDonald, dated
              October 20, 1995....................................................................    (2)
 10.18     -- Key Employee Agreement between Centennial Technologies, Inc. and Donald
              R. Peck, dated February 1, 1997.....................................................    (1)
 10.19     -- Agreement to Provide Interim Management and Consulting Services between
              Centennial Technologies, Inc. and Jay Alix & Associates, dated February
              17, 1997............................................................................    (1)
 10.20     -- Key Employee Agreement between Centennial Technologies, Inc. and John J.               Filed
              McDonald dated April 1, 1997........................................................  herewith
 10.21     -- Key Employee Agreement between Centennial Technologies, Inc. and David E.              Filed
              Merry, Jr. dated April 1, 1997......................................................  herewith
 10.22     -- First Amendment to Forbearance Agreement by and between The First National
              Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc.,
              Century Electronics Manufacturing, Inc. and Design Circuits, Inc., dated as of         Filed
              April 18, 1997......................................................................  herewith
 10.23     -- Second Amendment to Forbearance Agreement and Amendment by and between
              The First National Bank of Boston, BancBoston Leasing Inc., Centennial
              Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and             Filed
              Design Circuits, Inc., dated as of June 4, 1997.....................................  herewith
 10.24     -- Third Amendment to Forbearance Agreement and Amendment by and between
              The First National Bank of Boston, BancBoston Leasing Inc., Centennial
              Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and              Filed
              Design Circuits, Inc., dated as of June 26, 1997....................................   herewith
 10.25     -- Consulting Agreement by and between Centennial Technologies, Inc. and William M.        Filed
              Kinch dated as of March 1, 1997.....................................................   herewith
 10.26     -- Agreement for Consulting Services between The Boston Agent and Centennial               Filed



              Technologies, Inc., dated January 20, 1997..........................................   herewith
 10.27     -- Lease Agreement by and between Centennial Technologies, Inc. and Michael A.             Filed
              Howland, as Trustee of the Hownat Trust, dated April 17, 1997.......................   herewith
 10.28     -- Settlement Agreement by and among Centennial Technologies, Inc., H. Hamby               Filed
              Hutcheson and Mary Low Hutcheson, dated as of May 15, 1997..........................   herewith
                                                                                                      Filed
    27     -- Financial Data Schedule.............................................................   herewith


     (1) Incorporated by reference to the similarly numbered exhibit to the Company's Company's Annual Report on Form 10-K filed with the Commission on July 22, 1997.

     (2) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-3 Registration Statement (No. 33-1008) declared effective by the Securities and Exchange Commission (the "Commission") on March 19, 1996.

     (3) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 1995.

     (4) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 2 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on February 1, 1995.

     (5) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) originally filed with the Commission on December 22, 1994.

     (6) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on September 25, 1994.

     (7) Incorporated by reference to the similarly numbered exhibit to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.



     (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

      IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CENTENNIAL TECHNOLOGIES, INC.

Dated: August 14, 1997                         By: /s/ LAWRENCE J. RAMAEKERS
       ---------------                         ---------------------------------
                                                    Lawrence J. Ramaekers
                                                Interim Chief Executive Officer



Dated: August 14, 1997                         By: /s/ EUGENE M. BULLIS
       ---------------                         ---------------------------------
                                                    Eugene M. Bullis
                                               Interim Chief Financial Officer