Form 10-Q
period 1997-09-27
CENTENNIAL TECHNOLOGIES INC
filed 1998-02-10
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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

                                 (978) 988-8848

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

     INDICATE BY CHECK MARK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

     As of October 31, 1997, there were 18,471,362 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

   PART I. FINANCIAL INFORMATION (UNAUDITED)                                      PAGE NUMBER

         Item 1.  Financial Statements                                                   3

                  Consolidated Balance Sheets at September 27, 1997 and March
                  31, 1997                                                               3

                  Consolidated Statements of Operations for three and six
                  months ended September 27, 1997 and September 30, 1996                 4

                  Consolidated Statements of Cash Flows for six months ended
                  September 27, 1997 and September 30, 1996                              5

                  Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              12

   PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      17
         Item 2.  Changes in Securities                                                  18
         Item 3.  Defaults Upon Senior Securities                                        18
         Item 4.  Submission of Matters to a Vote of Security Holders                    18
         Item 5.  Other Information                                                      18
         Item 6.  Exhibits and Reports on Form 8-K                                       19


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              SEPTEMBER 27,        MARCH 31,
                                                                                  1997               1997
                                                                              -------------        --------
                                      ASSETS
Current assets:
     Cash and cash equivalents .......................................          $     59           $     57
     Trade accounts receivable .......................................             4,399              6,263
          Less allowances ............................................              (820)              (692)
                                                                                --------           --------
                                                                                   3,579              5,571
     Accounts receivable from affiliates .............................                --                676
     Recoverable income taxes ........................................               337              7,356
     Inventories .....................................................             2,400              7,794
     Notes receivable from affiliate .................................                --              4,129
     Other current assets ............................................               601              1,630
                                                                                --------           --------
     Total current assets ............................................             6,976             27,213
     Equipment and leasehold improvements ............................             4,213              4,023
          Less accumulated depreciation and amortization .............            (1,200)              (936)
                                                                                --------           --------
                                                                                   3,013              3,087
Investments ..........................................................                --              5,089
Notes receivable from affiliate ......................................             7,891                 --
Other assets .........................................................               740                566
Investment in affiliate ..............................................             8,916             15,243
                                                                                --------           --------
Total assets .........................................................          $ 27,536           $ 51,198
                                                                                ========           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit notes ..........................................          $  1,626           $ 10,090
     Obligations under capital leases ................................                68                671
     Obligations under term loans ....................................               235                 --
     Accounts payable and accrued expenses ...........................             9,486             11,883
                                                                                --------           --------
Total current liabilities ............................................            11,415             22,644
Obligations under capital leases .....................................                71                 --
Obligations under term loans .........................................               684                 --
Contingencies (Note 10)
Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000 shares
       Authorized, none issued .......................................                --                 --
     Common Stock, $.01 par value; 50,000,000 shares authorized,
       18,655,000 issued and outstanding at September 27, 1997;
       17,745,000 issued and outstanding at March 31, 1997 ...........               186                177
Additional paid-in capital ...........................................            84,219             82,240
Accumulated deficit ..................................................           (68,883)           (53,630)
Foreign currency translation of equity investment ....................              (156)              (233)
                                                                                --------           --------
Total stockholders' equity ...........................................            15,366             28,554
                                                                                --------           --------
Total liabilities and stockholders' equity ...........................          $ 27,536           $ 51,198
                                                                                ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                       THREE MONTHS ENDED           SIX MONTHS ENDED

                                                  SEPTEMBER 27,  SEPTEMBER 30,  SEPTEMBER 27,  SEPTEMBER 30,
                                                      1997           1996           1997           1996
                                                  -------------  -------------  -------------  -------------
                                                                  (RESTATED)                    (RESTATED)
Sales ........................................      $  6,901       $ 10,154       $ 13,474       $ 21,798
Costs and expenses:
  Cost of goods sold .........................         5,603          8,806         11,745         17,566
  Engineering costs ..........................           335            344            691            652
  Selling, general and administrative
     expenses ................................         3,073          1,400          4,962          2,498
  Provision for loss on inventory subject to
    customer dispute .........................         1,841             --          1,841             --
  Loss on investment activities ..............         5,424          2,459          8,909          5,052
  Special investigation costs ................            --             --            597             --
  Lease cancellation charge ..................           258             --            258             --
  Net interest (income)/expense ..............            69            (82)           147           (239)
                                                    --------       --------       --------       --------
    Total costs and expenses .................        16,603         12,927         29,151         25,529
                                                    --------       --------       --------       --------
Loss before equity in earnings of affiliate ..        (9,702)        (2,773)       (15,676)        (3,731)
Equity in earnings (loss) of affiliate .......           (77)            46            423             46
                                                    --------       --------       --------       --------
    Net loss .................................      $ (9,779)      $ (2,727)      $(15,253)      $ (3,685)
                                                    ========       ========       ========       ========
Net loss per share ...........................      $   (.52)      $   (.16)      $   (.83)      $   (.22)
Weighted average shares outstanding ..........        18,648         16,939         18,412         16,759


The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                  ----------------------------------------
                                                                  SEPTEMBER 27, 1997   SEPTEMBER 30, 1996
                                                                  ------------------   ------------------
                                                                                           (RESTATED)
Cash flows from operating activities:
  Net loss ..........................................                  $ (15,253)            $(3,685)
  Adjustments to reconcile net loss to net cash from
   (used in) operating activities:
  Depreciation and amortization .....................                        514                 633
  Equity in earnings of affiliate....................                       (423)                (46)
  Provision for loss on accounts receivable .........                        128                 135
  Provision for loss on investments .................                      7,019               1,790
  Other non-cash items ..............................                         --                 148
  Change in operating assets and liabilities:
    Accounts receivable .............................                      1,864              (1,842)
    Accounts receivable from affiliate ..............                         --              (3,900)
    Inventories .....................................                      5,394              (2,571)
    Notes receivable ................................                         --                 (83)
    Notes receivable from affiliate..................                      4,129                  --
    Recoverable income taxes ........................                      7,019              (3,579)
    Other assets ....................................                      1,131              (1,387)
    Accounts payable and accrued expenses ...........                     (2,397)              2,580
                                                                        --------            --------
    Net cash provided by (used in) operating
      activities ....................................                      9,125             (11,807)
Cash flows from investing activities:
  Capital expenditures ..............................                       (667)               (520)
  Disposal of capital equipment .....................                        477                  --
  Purchase of available-for-sale securities .........                         --             (36,164)
  Proceeds from sale of available-for-sale securities                         --              35,164
  Purchase of investments ...........................                         --              (1,610)
  Acquisition of businesses, net of cash acquired ...                         --              (3,969)
  Investment in affiliates ..........................                     (1,141)                 --
                                                                        --------            --------
    Net cash used in investing activities ...........                     (1,331)             (7,099)
Cash flows from financing activities:
  Net borrowings under line of credit ...............                     (8,464)              5,925
  Borrowings from term loans ........................                        938                  --
  Payments on term loans ............................                        (19)                 --
  Borrowings from capital leases ....................                         --                  --
  Payments on capital leases ........................                       (532)               (170)
  Proceeds from exercise of stock options ...........                        208                 249
  Proceeds from exercise of warrants ................                         --                 360
  Net proceeds from public offerings of
   Common Stock .....................................                         --               1,221
  Proceeds from certain related party  transactions .                         --               1,797
  Foreign currency translation of
   equity investment.................................                         77                  --
                                                                        --------            --------
    Net cash provided by (used in) financing activities                   (7,792)              9,382
                                                                        --------            --------
Net increase (decrease) in cash and cash equivalents                           2              (9,524)
Cash and cash equivalents at beginning of period ....                         57              12,281
                                                                        --------            --------
Cash and cash equivalents at end of period ..........                   $     59            $  2,757
                                                                        ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

  Basis of Presentation

        The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. The Company's investment in Century Electronics Manufacturing, Inc. ("Century") of which it had a 45% equity ownership position at September 27, 1997 and a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for all periods presented because the Company had a plan of disposition of a portion of the investment in place prior March 31, 1997 and the transaction closed on June 30, 1997. Investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

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

  Changes in Fiscal Year and Quarterly Reporting Dates

     On March 24, 1997, the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. All references to fiscal 1998 in the accompanying financial statements relate to the year ending March 31, 1998. References to fiscal 1997 relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

     During the second quarter of fiscal 1998, the Company changed its quarterly reporting dates to comport with its new four week/four week/five week monthly cycle for each quarter. As a result, each quarter will now end on the closest Saturday to the calendar end of each quarter. The Company's fiscal year-end will continue to be March 31.

2. RESTATEMENT OF FINANCIAL STATEMENTS

     On February 11, 1997 the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements for the three and six months ended September 30, 1996 give effect to adjustments arising from the financial review.

     The following table sets forth the effects of these adjustments on the Company's financial position at September 30, 1996 and results of operations for the three and six months ended September 30, 1996, excluding the results of Century (in thousands except per share data):


                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                SEPTEMBER 30, 1996  SEPTEMBER 30, 1996
                                ------------------  ------------------

Sales:
   As previously reported ..         $ 14,547            $ 26,974
   As adjusted .............           10,154              21,798
Cost of goods sold:
   As previously reported ..            8,840              16,589
   As adjusted .............            8,806              17,566
Net income (loss):
   As previously reported ..            2,445               4,313
   As adjusted .............           (2,727)             (3,685)
Net income (loss) per share:
   As previously reported ..              .14                 .25
   As adjusted .............             (.16)               (.22)


                                            AS OF SEPTEMBER 30,
                                            -------------------
                                                    1996
                                                    ----
   Total assets:
     As previously reported.....                 $66,381
     As adjusted................                  46,430
   Total stockholders' equity:
     As previously reported.....                  53,232
     As adjusted................                  34,564

The following table sets forth the summary of restatement adjustments (in thousands):

                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              SEPTEMBER 30, 1996   SEPTEMBER 30, 1996
                                                              ------------------   ------------------

Reversal of invalid sales transactions ...............             $  (663)             $  (954)
Reversal of sales for revenue recognition ............              (3,277)              (3,277)
Reclassification of purchasing agency arrangement ....                (425)                (810)
Additional accounts receivable adjustments ...........                 (28)                (135)
                                                                   -------              -------
Total adjustments to sales ...........................              (4,393)              (5,176)
Corrections to inventory pricing and physical counts .              (1,893)              (1,343)
Additional provisions for inventory obsolescence .....                (439)                (777)
Restoration of inventory for revenue recognition .....               1,697                1,697
Reversal of certain additions to capital equipment,
 net of related depreciation, which were not bona fide                  18               (1,423)
Provision for losses on investment activities ........              (1,600)              (3,096)
Pre-acquisition advances to subsidiary ...............                (859)              (1,891)
Other adjustments, net ...............................                 598                  975
Reversal of provisions for income taxes ..............               1,699                3,036
                                                                   -------              -------

Total adjustments to net income (loss) ...............             $(5,172)             $(7,998)
                                                                   =======              =======


3. CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three and six months ended September 27, 1997, three customers accounted for approximately 40% and 43% of the Company's sales, respectively.
At September 27, 1997, these customers accounted for approximately $1.5 million, or 43% of the Company's net accounts receivable balance.

    For the three and six months ended September 30, 1996, two customers accounted for approximately 61% and 53% of the Company's sales, respectively. At September 30, 1996, these two customers accounted for approximately $5.3 million, or 55% of the Company's net accounts receivable balance.

     Approximately 8% and 4% of the Company's sales for the three months ended September 27, 1997 and September 30, 1996, respectively, and approximately 10% and 5% of the Company's sales for the six months ended September 27, 1997 and September 30, 1996, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

4. EARNINGS PER SHARE

     Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Since all periods presented in these financial statements reflect losses, such common stock equivalents have been excluded, as they are anti-dilutive.

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of April 1, 1996, there would have been no effect on the Company's reported earnings per share for the quarters and nine month periods ended December 27, 1997 and December 31, 1996.

5. INVENTORIES

     Inventories consisted of (in thousands):

                                                        SEPTEMBER 27,      MARCH 31,
                                                            1997             1997
                                                           ------           ------
      Raw material, primarily electronic components....    $1,291           $3,995
      Work in process.................................        691            1,387
      Finished goods..................................        418            2,412
                                                           ------           ------
                                                           $2,400           $7,794
                                                           ======           ======

     The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

     The Company has reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer's purchase order. The customer later attempted to cancel the purchase order. The Company disputes the customer's claim that the purchase order cancellation was effective, and is seeking legal remedies related thereto.

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

     On June 30, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the underlying equipment to Century for $0.5 million in cash and a $1.9 million 9% promissory note due December 1998. See Note 11.

7. OTHER INVESTMENTS

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. Management has decided to focus its financial resources on its core business, and to suspend its investment activities. The Company has written down fully its portfolio of investments based on an individual assessment of their future viability and the Company's intention to focus its financial resources on its core business.

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

8. DEBT

  Note Payable

     The Company had a revolving line of credit agreement with a bank that limited borrowings to a percentage of receivables and inventories and contained certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement was collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was subsequently extended to August 15, 1997.

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are secured by all of the Company's assets.

     On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities.

9. RELATED PARTY TRANSACTIONS

     During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sale transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which proceeds amounted to $662,000 and $1,797,000 for the three and six months periods ended September 30, 1996, respectively, have been reflected in the accompanying financial statements as additional paid-in capital.

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

     On January 13, 1998, a plaintiff purporting to represent classes of shareholders who purchased the Company's Common Stock on February 27, 1997 filed a complaint in the United States District Court for the District of Massachusetts. The Complaint also names the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and Mr. Ramaekers' employer, Jay Alix & Co., and alleges violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 27 Securities Litigation").

     On February 9, 1998, a consolidated amended complaint combining the Centennial Securities Litigation, the February 25 Securities Litigation, the February 27 Securities Litigation and the Derivative Litigation was filed in the United States District Court for the District of Massachusetts (the "Consolidated Litigation"). Also on February 9, 1998, the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby, if approved, the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures.

     The plaintiffs in the Consolidated Litigation have not yet reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. The plaintiffs have agreed to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers provided services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company.

     The plaintiffs have also retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, the Company's former Chief Financial Officer, James M. Murphy, the Company's independent accountants, Coopers & Lybrand, LLP, and others.

     As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the Settlement Agreement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

     Preliminary approval of the Settlement Agreement is still pending. If the Court grants preliminary approval, the Settlement Agreement must be presented to class members for consideration and to the Court for final approval. If a sufficiently large number of class members opt not to participate in the Settlement Agreement, it may be withdrawn. No assurance can be given that the Court will grant preliminary or final approval of the Settlement Agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the Settlement Agreement.

     On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. A binding commitment to these terms must await the execution of a final settlement agreement. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the parties will be able to reach such a final settlement agreement, that any such agreement, if reached, will be approved by the Court, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

     On August 11, 1997, a lawsuit was filed by four former employees (the "Employees") of Intelligent Truck Project, Inc. ("ITP") against the Company, alleging, among other things, that the Employees relied on certain representations and warranties as to the financial statements of the Company in exchanging their ITP shares for the Company's shares. The Company has filed a notice of removal of this action to the United States District Court for the Southern District of Florida. The Company disputes several of the claims made in this action, and plans to pursue its defenses vigorously.

     On October 20, 1997, the Company and one of the Employees entered into a Severance, Settlement and Release Agreement whereby the Employee, among other things, agreed to a dismissal with prejudice of his claims against the Company and its officers and directors described above.

11. SUBSEQUENT EVENT

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $4.2 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and
(iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1997 under the heading "Risk Factors" These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

     Sales. Sales decreased 32% to approximately $6.9 million in the 1997 period compared to $10.2 million in the 1996 period, due in part to the impact of adverse publicity surrounding the criminal indictment of the Company's former Chief Executive Officer and the associated special investigation and shareholder litigation matters. In addition, sales to a major customer decreased from $2.3 million in the 1996 period to near zero in the 1997 period due to the completion of the program under which the product was originally shipped.

     Another significant customer represented 29% of total sales in the 1997 period and 38% of total sales in the 1996 period. A third customer represented 8% of total sales in the 1997 period compared to 7% of total sales in the 1996 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Sales outside of the United States represented 8% of sales in the 1997 period compared to 4% of sales in the 1996 period.

     Costs of Goods Sold. Cost of goods sold decreased 36% to $5.6 million for the 1997 period compared to $8.8 million for the 1996 period. Gross margins were 18.8% for the 1997 period compared to 13.3% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $.4 million in the 1997 period and $.4 million in the 1996 period, representing 5.8% of sales in the 1997 period and 3.9% in the 1996 period. Improvements in gross margin result primarily from improved procurement practices, particularly for memory chips, as well as cost reductions resulting from a July 3, 1997 reduction-in-force of 24 production employees.

     Engineering Costs. Engineering costs were $335,000 in the 1997 period versus $344,000 in the 1996 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.1 million in the 1997 period compared to $1.4 million in the comparable 1996 period. Increases are primarily attributable to increased professional fees, provisions for uncollectible accounts receivable, severance costs, and costs incurred in connection with new bank financing.

     In addition, during the 1997 period, the Company revised its method of allocating overhead costs to cost of goods sold, which revision reduced the allocation from selling, general and administrative expenses for this period by approximately $420,000.

     Depreciation expense decreased to $148,000 in the 1997 period compared to $178,000 in the 1996 period, due to certain assets becoming fully depreciated.

     Lease Cancellation Charge. This charge represents settlement costs paid to the Company's previous secured lender, which lender also provided equipment lease financing to the Company. Such lease financing was deemed to be in default as a consequence of the company's revolving credit default. In order to release all underlying collateral, the Company was required to buy out the lease obligations, including the payment of residual values under the leases.

     Net Interest Expense. Net interest expense was $69,000 in the 1997 period compared to interest income of $82,000 in the 1996 period. The increase in interest expense was primarily due to increased borrowings.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):


                                                                            1997     1996
                                                                            ----     ----
       Costs incurred in connection with
        ITP/Fleet.Net (See Note 7)                                        $  608     $  859
       Loss on investment in ViA............................               4,165         --
       Loss on investment in Infos .........................                  --      1,500
       Losses on other investments..........................                 651        100
                                                                          ------     ------
       TOTAL................................................              $5,424     $2,459
                                                                          ======     ======


SIX MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 30, 1996

     Sales. Sales decreased 38% to approximately $13.5 million in the 1997 period compared to $21.8 million in the 1996 period, due in part to the impact of adverse publicity surrounding the criminal indictment of the Company's former Chief Executive Officer and the associated special investigation and shareholder litigation matters. In addition, sales to a major customer decreased from $5.0 million in the 1996 period to near zero in the 1997 period due to the completion of the program under which the product was originally shipped.

     Another significant customer represented 28% of total sales in the 1997 period and 31% of total sales in the 1996 period. A third and fourth customer each represented 8% of total sales in the 1997 period compared to an insignificant amount in the 1996 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Furthermore, sales for the first quarter of the 1997 period were negatively impacted as several continuing customers accelerated their orders in the previous quarter shortly after the adverse publicity broke. This had the effect of improving the Company's performance in March 1997 and reducing April and May shipments.

     Sales outside of the United States represented 10% of sales in the 1997 period compared to 5% of sales in the 1996 period.

     Costs of Goods Sold. Cost of goods sold decreased 33% to $11.7 million for the 1997 period compared to $17.6 million for the 1996 period. Gross margins were 12.8% for the 1997 period compared to 19.4% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $.8 million in the 1997 period and $.7 million in the 1996 period, representing 6% of sales in the 1997 period and 3% in the 1996 period. Cost of goods sold in the 1997 period was also negatively impacted by inventory revaluation adjustments of $.9 million or 6.7% of sales primarily due to declining electronic component prices and changes in overhead absorption rates. No similar adjustments were recorded in the 1996 period.

     Engineering Costs. Engineering costs were $691,000 in the 1997 period versus $652,000 in the 1996 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.0 million in the 1997 period compared to $2.5 million in the comparable 1996 period due to increased sales staffing and travel, increased professional fees, key employee retention bonuses incurred in 1997, severance costs, provision for uncollectible accounts receivable, costs incurred in connection with new bank financings, expenses associated with the May 1997 facility move, and increased insurance costs.

     In addition, during the 1997 period, the Company revised its method of allocating overhead costs to cost of goods sold, which revision reduced the allocation from selling, general and administrative expenses for this period by approximately $590,000.

     Depreciation expense decreased to $285,000 in the 1997 period compared to $309,000 in the 1996 period, reflecting certain assets becoming fully depreciated.

     Lease Cancellation Charge. This charge represents settlement costs paid to the Company's previous secured lender, which lender also provided equipment lease financing to the Company. Such lease financing was deemed to be in default as a consequence of the Company's revolving credit default. In order to release all underlying collateral, the Company was required to buy out the lease obligations, including the payment of residual values under the leases.

     Net Interest Expense. Net interest expense was $147,000 in the 1997 period compared to interest income of $239,000 in the 1996 period. The increase in interest expense was primarily due to increased borrowings.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):


                                                                        1997       1996
                                                                        ----       ----
       Costs incurred in connection with
       ITP/Fleet.Net (See Note 7)                                      $3,819     $1,892
       Loss on investment in ViA............................            4,415         --
       Loss on investment in Infos .........................               --      1,500
       Loss on investment in Advent Technology Management ..               --      1,000
       Losses on other investments..........................              675        660
                                                                       ------     ------
       TOTAL................................................           $8,909     $5,052
                                                                       ======     ======

     Equity Interest in Earnings (Loss) of Affiliate. The equity interest in earnings of affiliate reflects the Company's net interest in earnings of Century.

     Special Investigation Costs. Due to incremental costs it was necessary to increase the accrual for Special Investigation Costs by $597,000 in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

Fiscal 1998 Liquidity Outlook

     The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances after giving effect to the proceeds from the February 4, 1998 sale of Century related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations.

Operating Activities

     At September 27, 1997, working capital decreased to approximately negative $4.4 million, compared to positive working capital of $4.6 million at March 31, 1997, due principally to operating losses. In the 1997 period the Company experienced cash flow from operations of approximately $9.1 million, compared to cash flow used in operations of $11.8 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 36 days at September 27, 1997 compared to 46 days at March 31, 1997. The Company's inventories represent approximately 6 weeks of manufacturing output at September 27, 1997, compared to 12 weeks at March 31, 1997. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels.

     As a result of the adjustments made to the Company's financial statements in connection with its financial review, previous provisions for income taxes have been reversed and the associated payments of approximately $.3 million are classified as recoverable income taxes at September 27, 1997. For the 1997 period $7.0 million of tax refunds were received and used to reduce borrowings.

     The Company's access to trade credit from its vendors has been subject to increased scrutiny by its vendors and more limited terms since its announcement of financial irregularities in February 1997. While certain suppliers have imposed "collection on delivery" terms, the Company's principal suppliers have continued to extend credit.

Investing Transactions

     Net capital expenditures amounted to $335,000 in the 1997 period and $479,000 in the 1996 period.

     The Company has commitments for future capital equipment expenditures in fiscal year 1998 of $631,000.

Financing Transactions

     In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See " - Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was subsequently extended to August 15, 1997.

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are secured by all of the Company's assets.

     On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities.

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

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $4.2 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company has reached agreement with plaintiffs' counsel regarding settlement of these lawsuits, and believes that such lawsuits will be settled substantially in accordance with the description contained in Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company believes that such settlements will not have a material adverse impact on its liquidity. As of fiscal 1997, the Company has recorded a provision for the potential settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that the Company will be successful in obtaining preliminary or final approval of the settlements described in Note 10, that a material number of class members will not decline to participate in the settlement, or that the claims against Lawrence J. Ramaekers, the Company's interim Chief Executive Officer, in connection with the February 25 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such events could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

     On August 11, 1997, a lawsuit was filed by four former employees (the "Employees") of Intelligent Truck Project, Inc. ("ITP") against, the Company alleging, among other things, that the Employees relied on certain representations and warranties as to the financial statements of the Company in exchanging their ITP shares for the Company's shares. The Company has filed a notice of removal of this action to the United States District Court for the Southern District of Florida. The Company disputes several of the claims made in this action, and plans to pursue its defenses vigorously.

     On October 20, 1997, the Company and one of the Employees entered into a Severance, Settlement and Release Agreement whereby the Employee, among other things, agreed to a dismissal with prejudice of his claims against the Company and its officers and directors described above.

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

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997 and the first and second quarters of fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, hiring new senior management, reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. The Company believes that its present cash balances, financing from Congress Financial, [further monetization of its interest in Century] and anticipated future cash flows will be sufficient to fund future operations.

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks, Inc. and Navionics, Inc. accounted for approximately 28% and 8%, respectively, of the Company's sales for the six month period ended September 27, 1997. Bay Networks and a subsidiary of Philips Electronics, N.V. accounted for 31% and 23%, respectively, of the Company's sales for the six months ended September 30, 1996. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips have been in connection with Philips' sales of screen phones to a single customer. Except for certain orders presently in dispute, the Company has fulfilled all purchase orders with Philips, and the Company believes that it will not receive additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

     On January 13, 1998, a plaintiff purporting to represent classes of shareholders who purchased the Company's Common Stock on February 27, 1997 filed a complaint in the United States District Court for the District of Massachusetts. The Complaint also names the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and Mr. Ramaekers' employer, Jay Alix & Co., and alleges violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 27 Securities Litigation").

     On February 9, 1998, a consolidated amended complaint combining the Centennial Securities Litigation, the February 25 Securities Litigation, the February 27 Securities Litigation and the Derivative Litigation was filed in the United States District Court for the District of Massachusetts (the "Consolidated Litigation"). Also on February 9, 1998, the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby, if approved, the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures.

     The plaintiffs in the Consolidated Litigation have not yet reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. The plaintiffs have agreed to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers provided services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company.

     The plaintiffs have also retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, the Company's former Chief Financial Officer, James M. Murphy, the Company's independent accountants, Coopers & Lybrand, LLP, and others.

     As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the Settlement Agreement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

     Preliminary approval of the Settlement Agreement is still pending. If the Court grants preliminary approval, the Settlement Agreement must be presented to class members for consideration and to the Court for final approval. If a sufficiently large number of class members opt not to participate in the Settlement Agreement, it may be withdrawn. No assurance can be given that the Court will grant preliminary or final approval of the Settlement Agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the Settlement Agreement.

     On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. A binding commitment to these terms must await the execution of a final settlement agreement. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the parties will be able to reach such a final settlement agreement, that any such agreement, if reached, will be approved by the Court, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.
                                       18

     On August 11, 1997, a lawsuit was filed by four former employees (the "Employees") of Intelligent Truck Project, Inc. ("ITP") against the Company alleging, among other things, that the Employees relied on certain representations and warranties as to the financial statements of the Company in exchanging their ITP shares for the Company's shares. The Company has filed a notice of removal of this action to the United States District Court for the Southern District of Florida. The Company disputes several of the claims made in this action, and plans to pursue its defenses vigorously.

     On October 20, 1997, the Company and one of the Employees entered into a Severance, Settlement and Release Agreement whereby the Employee, among other things, agreed to a dismissal with prejudice of his claims against the Company and its officers and directors described above.


ITEM 2. CHANGES IN SECURITIES Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not Applicable.

ITEM 5. OTHER INFORMATION. Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    ITEM                                                                                                  LOCATION
     NO.                                      DESCRIPTION                                                 SEE NOTE:
  -------        -------------------------------------------------------------------------------------    ---------
     3.1   --    Certificate of Amendment to the Certificate of Incorporation........................       (2)
     3.2   --    By-Laws.............................................................................       (8)
     3.3   --    Shareholder Voting Agreement between Centennial Technologies, Inc. and the
                 Shareholders who are a party thereto, dated November 27, 1996.......................       (2)

     4.1   --    Specimen Stock Certificate..........................................................       (1)
     4.2   --    Form of Warrant Agreement between the Company and American Securities
                 Transfer, Incorporated (includes Specimen Warrant Certificate)......................       (8)
    10.1   --    Revolving Credit and Security Agreement between the Company and The
                 First National Bank of Boston, dated September 14, 1994.............................       (6)
    10.2   --    $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in favor of The
                 First National Bank of Boston for the benefit of the Company........................       (6)

    10.3   --    Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The First National
                 Bank of Boston for the benefit of the Company.......................................       (6)
    10.4   --    Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of
                 The First National Bank of Boston by the Company, NCT and Emanuel Pinez.............       (6)
    10.5   --    Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit and Security
                 Agreement between the Company and The First National Bank of Boston.................       (3)
    10.6   --    Forbearance Agreement and Amendment by and between The First National
                 Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc.,
                 NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
                 Inc., dated as of March 18, 1997....................................................       (2)
    10.7   --    Lease Agreement between the Company and 37 Manning Road Limited
                 Partnership, dated November 6, 1992 and amended on November 29, 1992...............        (8)
    10.8   --    Lease Agreement between the Company and 4 Point Interiors, dated June
                 28, 1993 ("California Lease")......................................................        (8)
    10.9   --    Amendment to the California Lease, dated June 25, 1993.............................        (8)
    10.10  --    Form of the Company's Domestic Distributor Agreement between the
                 Company and its domestic distributors..............................................        (8)
    10.11  --    Form of the Company's Agreement with its Manufacturer's Representatives............        (8)
    10.12  --    Purchase Agreement between Triple I Corporation and Centennial
                 Technologies, Inc., dated March 31, 1996...........................................        (2)
    10.13  --    Investment and Stockholders Agreement by and between Centennial
                 Technologies, Inc. and ViA, Inc., dated November 27, 1996..........................        (2)
    10.14  --    1994 Stock Option Plan, as amended.................................................        (4)
    10.15  --    1994 Formula Stock Option Plan, as amended.........................................        (4)
    10.16  --    Indemnification Agreement dated April 11, 1994 between Emanuel Pinez
                 and the Company....................................................................        (8)
    10.17  --    Employment Agreement between the Company and John J. McDonald, dated
                 October 20, 1995...................................................................        (3)
    10.18  --    Key Employee Agreement between Centennial Technologies, Inc. and Donald
                 R. Peck, dated February 1, 1997....................................................        (2)
    10.19  --    Agreement to Provide Interim Management and Consulting Services between
                 Centennial Technologies, Inc. and Jay Alix & Associates, dated February 17, 1997...        (2)
    10.20  --    Key Employee Agreement between Centennial Technologies, Inc. and John J.
                 McDonald dated April 1, 1997.......................................................        (1)
    10.21  --    Key Employee Agreement between Centennial Technologies, Inc. and David E.
                 Merry, Jr. dated April 1, 1997.....................................................        (1)
    10.22  --    First Amendment to Forbearance Agreement by and between The First National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc.,
                 Century Electronics Manufacturing, Inc. and Design Circuits, Inc., dated as of April
                 18, 1997...........................................................................        (1)
    10.23  --    Second Amendment to Forbearance Agreement and Amendment by and between The
                 First National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
                 Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits, Inc.,
                 dated as of June 4, 1997...........................................................        (1)
    10.24  --    Third Amendment to Forbearance Agreement and Amendment by and between The
                 First National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
                 Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits, Inc.,
                 dated as of June 26, 1997..........................................................        (1)
    10.25  --    Consulting Agreement by and between Centennial Technologies, Inc. and William
                 M. Kinch dated as of March 1, 1997.................................................        (1)


    10.26  --    Agreement for Consulting Services between The Boston Agent and Centennial
                 Technologies, Inc., dated January 20, 1997.........................................        (1)
    10.27  --    Lease Agreement by and between Centennial Technologies, Inc. and Michael A.
                 Howland, as Trustee of the Hownat Trust, dated April 17, 1997......................        (1)
    10.28  --    Settlement Agreement by and among Centennial Technologies, Inc., H. Hamby
                 Hutcheson and Mary Lou Hutcheson, dated as of May 15, 1997.........................        (1)
    10.29  --    Fourth Amendment to Forbearance Agreement and Amendment by and between The
                 First National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
                 Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits, Inc.,       Filed
                 dated as of June 26, 1997..........................................................      Herewith
    10.30  --    Loan and Security Agreement by and between Congress Financial Corporation (New
                 England) as Lender and Centennial Technologies, Inc. as Borrower, dated                   Filed
                 August 14, 1997...................................................................       Herewith
    10.31  --    Employment Agreement between Centennial Technologies, Inc. and L. Michael                 Filed
                 Hone, effective August 19, 1997...................................................       Herewith
    10.32  --    Key Employee Agreement between Centennial Technologies, Inc. and Richard N.               Filed
                 Stathes dated September 15, 1997..................................................       Herewith
    10.33  --    Key Employee Agreement between Centennial Technologies, Inc. and Jacques                  Filed
                 Assour dated September 15, 1997...................................................       Herewith
       27  --    Financial Data Schedule...........................................................        Filed
                                                                                                          Herewith



     (1) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

     (2) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K/A filed with the Commission on November , 1997.

     (3) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-3 Registration Statement (No. 33-1008) declared effective by the Commission on March 19, 1996.

     (4) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 1995.

     (5) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 2 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on February 1, 1995.

     (6) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) originally filed with the Commission on December 22, 1994.

     (7) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on September 25, 1994.

     (8) Incorporated by reference to the similarly numbered exhibit to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

     (b) Reports on Form 8-K. None.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CENTENNIAL TECHNOLOGIES, INC.

Dated:  FEBRUARY 10, 1998                By: /s/ L. MICHAEL HONE
        -------------------              -------------------------------------
                                         L. Michael Hone
                                         President and Chief Executive Officer


Dated:  FEBRUARY 10, 1998                By: /s/ EUGENE M. BULLIS
        -------------------              -------------------------------------
                                         Eugene M. Bullis
                                         Interim Chief Financial Officer