Form 10-Q
period 1997-12-27
CENTENNIAL TECHNOLOGIES INC
filed 1998-02-10
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

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

         As of January 31, 1998, there were 18,471,362 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)                                      PAGE NUMBER
                                                                               -----------
      Item 1.  Financial Statements                                                 3

               Consolidated Balance Sheets at December 27, 1997 and March           3
               31, 1997

               Consolidated Statements of Operations for three and nine             4
               months ended December 27, 1997 and December 31, 1996

               Consolidated Statements of Cash Flows for nine months ended          5
               December 27, 1997 and December 31, 1996

               Notes to Consolidated Financial Statements                           6

      Item 2.  Management's Discussion and Analysis of Financial Condition         12
               and Results of Operations

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                                   17
      Item 2.  Changes in Securities                                               19
      Item 3.  Defaults Upon Senior Securities                                     19
      Item 4.  Submission of Matters to a Vote of Security Holders                 19
      Item 5.  Other Information                                                   19
      Item 6.  Exhibits and Reports on Form 8-K                                    19

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             DECEMBER 27,       MARCH 31,
                                                                                                 1997             1997
                                                                                                 ----             ----
                                         ASSETS
              Current assets:
                   Cash and cash equivalents ..........................................        $    145         $     57
                   Trade accounts receivable ..........................................           4,946            6,263
                        Less allowances ...............................................          (1,002)            (692)
                                                                                               --------         --------
                                                                                                  3,944            5,571
                   Accounts receivable from affiliates ................................              --              676
                   Recoverable income taxes ...........................................             337            7,356
                   Inventories ........................................................           2,859            7,794
                   Notes receivable from affiliate ....................................              --            4,129
                   Other current assets ...............................................           1,875            1,630
                   Investment in affiliate held for resale ............................           7,966               --
                                                                                               --------         --------
                   Total current assets ...............................................          17,126           27,213
                   Equipment and leasehold improvements ...............................           4,264            4,023
                        Less accumulated depreciation and amortization ................          (1,351)            (936)
                                                                                               --------         --------
                                                                                                  2,913            3,087
              Investments .............................................................              --            5,089
              Other assets ............................................................             602              566
              Investment in affiliate .................................................           2,433           15,243
                                                                                               --------         --------
              Total assets ............................................................        $ 23,074         $ 51,198
                                                                                               ========         ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                   Revolving credit notes .............................................        $  2,149         $ 10,090
                   Obligations under  term loans ......................................             235               --
                   Obligations under capital leases ...................................              72              671
                   Accounts payable and accrued expenses ..............................           8,647           11,883
                                                                                               --------         --------
              Total current liabilities ...............................................          11,103           22,644
              Obligations under term loans ............................................             536               --
              Obligations under capital leases ........................................              51               --
              Contingencies (Note 10)
              Stockholders' equity:
                   Preferred Stock, $.01 par value; 1,000,000 shares
                        Authorized, none issued .......................................              --               --
                   Common Stock, $.01 par value; 50,000,000 shares authorized, 18,499,000 issued and outstanding at December 27, 1997; 17,745,000 issued and
                        outstanding at March 31, 1997 .................................             185              177
              Additional paid-in capital ..............................................          84,220           82,240
              Accumulated deficit .....................................................         (72,865)         (53,630)
              Foreign currency translation of equity investment .......................            (156)            (233)
                                                                                               --------         --------
              Total stockholders' equity ..............................................          11,384           28,554
                                                                                               --------         --------
              Total liabilities and stockholders' equity ..............................        $ 23,074         $ 51,198
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

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 27,     DECEMBER 31,     DECEMBER 27,     DECEMBER 31,
                                                                   1997             1996             1997             1996
                                                                   ----             ----             ----             ----
                                                                                 (RESTATED)                        (RESTATED)
Sales ..................................................        $  7,567         $  7,216         $ 21,041         $ 29,014
Costs and expenses:
     Cost of goods sold ................................           5,074            6,776           16,819           24,342
     Engineering costs .................................             351              439            1,042            1,091
     Selling, general and administrative expenses ......           1,911            3,794            6,873            6,292
     Provision for loss on inventory subject to
         customer dispute ..............................              --               --            1,841               --
     Loss on investment activities .....................              14            9,356            8,923           14,408
     Special investigation costs .......................              --               --              597               --
     Lease cancellation charge .........................              --               --              258               --
     Net interest (income)/expense .....................             (51)             263               96               24
                                                                --------         --------         --------         --------
          Total costs and expenses .....................           7,299           20,628           36,449           46,157
                                                                --------         --------         --------         --------
Income/(loss) before equity in earnings of affiliate ...             268          (13,412)         (15,408)         (17,143)
Equity in earnings (loss) of affiliate .................              --              (82)             423              (36)
Provision for loss on sale of investment in affiliate ..          (4,250)              --           (4,250)              --
                                                                --------         --------         --------         --------
          Net loss .....................................        $ (3,982)        $(13,494)        $(19,235)        $(17,179)
                                                                ========         ========         ========         ========
Net loss per share .....................................        $   (.22)        $   (.77)        $  (1.04)        $  (1.01)
Weighted average shares outstanding ....................          18,513           17,427           18,446           16,983


    The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                     --------------------------------------
                                                                     DECEMBER 27, 1997    DECEMBER 31, 1996
                                                                     -----------------    -----------------
                                                                                              (RESTATED)
Cash flows from operating activities:
     Net loss ...................................................        $(19,235)            $(17,179)
     Adjustments to reconcile net loss to net cash from
     (used in) operating activities:
     Depreciation and amortization ..............................             665                  871
     Equity in earnings of affiliate ............................            (423)                  36
     Provision for loss on accounts receivable ..................             310                  274
     Provision for loss on investments ..........................           7,019               15,237
     Provision for loss on sale of investment in affiliate ......           4,250                   --
     Other non-cash items .......................................              --                  (16)
     Change in operating assets and liabilities:
          Accounts receivable ...................................           1,317                  839
          Accounts receivable from affiliate ....................              --               (4,706)
          Inventories ...........................................           4,935               (4,141)
          Notes receivable ......................................              --                  926
          Notes receivable from affiliate .......................           4,129                   --
          Recoverable income taxes ..............................           7,019               (6,746)
          Other assets ..........................................              (5)                (444)
          Accounts payable and accrued expenses .................          (3,236)               5,434
                                                                         --------             --------
          Net cash provided by (used in) operating activities ...           6,745               (9,615)
Cash flows from investing activities:
     Capital expenditures .......................................            (848)              (1,551)
     Disposal of capital equipment ..............................             607                   --
     Purchase of available-for-sale securities ..................              --              (36,164)
     Proceeds from sale of available-for-sale securities ........              --               36,164
     Purchase of investments ....................................              --               (9,664)
     Acquisition of businesses, net of cash acquired ............              --              (10,903)
     Advances from affiliate (net) ..............................           1,017                   --
                                                                         --------             --------
          Net cash provided by (used in) investing activities ...             776              (22,118)
Cash flows from financing activities:
     Net borrowings under line of credit ........................          (7,941)              12,681
     Borrowings from term loans .................................             938                   --
     Payments on term loans .....................................            (167)                  --
     Borrowings from capital leases .............................              --                  204
     Payments on capital leases .................................            (549)                (269)
     Proceeds from exercise of stock options ....................             209                3,499
     Proceeds from exercise of warrants .........................              --                  623
     Net proceeds from public offerings of
    Common Stock ................................................              --                1,236
     Proceeds from certain related party transactions ...........              --                3,389
     Foreign currency translation of equity investment ..........              77                   --
                                                                         --------             --------
          Net cash provided by (used in) financing activities ...          (7,433)              21,363
                                                                         --------             --------
Net increase (decrease) in cash and cash equivalents ............              88              (10,370)
Cash and cash equivalents at beginning of period ................              57               12,281
                                                                         --------             --------
Cash and cash equivalents at end of period ......................        $    145             $  1,911
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

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

   Basis of Presentation

    The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. The Company's investment in Century Electronics Manufacturing, Inc. ("Century") of which it had a 45% equity ownership position at December 27, 1997 and a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for all periods presented because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on June 30, 1997. On February 5, 1998, the Company disposed of an additional interest in Century and, accordingly, has reflected the proceeds from that disposal as a current asset at December 27, 1997. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

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

2.  RESTATEMENT OF FINANCIAL STATEMENTS

    On February 11, 1997 the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31, 1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements for the three and nine months ended December 31, 1996 give effect to adjustments arising from the financial review.

    The following table sets forth the effects of these adjustments on the Company's financial position at December 31, 1996 and results of operations for the three and nine months ended December 31, 1996, excluding the results of Century (in thousands except per share data):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                           DECEMBER 31, 1996   DECEMBER 31, 1996
      Sales:
           As previously reported ....         $ 15,645             $ 42,619
           As adjusted ...............            7,216               29,014
      Cost of goods sold:
           As previously reported ....            9,138               25,727
           As adjusted ...............            6,776               24,342
      Net income (loss):
           As previously reported ....            3,360                7,673
           As adjusted ...............          (13,494)             (17,179)
      Net income (loss) per share:
           As previously reported ....              .19                  .44
           As adjusted ...............             (.77)               (1.01)


                                                             AS OF DECEMBER 31,
                                                                    1996
                                                                    ----
      Total assets:
           As previously reported.....                            $89,952
           As adjusted................                             58,320
      Total stockholders' equity:
           As previously reported.....                             70,874
           As adjusted................                             36,611

    The following table sets forth the summary of restatement adjustments (in thousands):



                                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                  DECEMBER 31, 1996    DECEMBER 31, 1996
                                                                                  -----------------    -----------------
                Reversal of invalid sales transactions ..................             $(4,620)             $ (5,574)
                Reversal of sales for revenue recognition ...............              (3,155)               (6,432)
                Reclassification of purchasing agency arrangement .......                (543)               (1,353)
                Additional accounts receivable adjustments ..............                (111)                 (246)
                                                                                      -------              --------
                Total adjustments to sales ..............................              (8,429)              (13,605)
                Corrections to inventory pricing and physical counts ....                 557                  (786)
                Additional provisions for inventory obsolescence ........                (485)               (1,262)
                Restoration of inventory for revenue recognition ........               1,738                 3,435
                Reversal of certain additions to capital equipment,
                net of related depreciation, which were not bona fide ...                 (90)               (1,513)
                Provision for losses on investment activities ...........              (9,211)              (12,307)
                Pre-acquisition advances to subsidiary ..................              (1,526)               (3,417)
                Other adjustments, net ..................................              (1,497)                 (522)
                Reversal of provisions for income taxes .................               2,089                 5,125
                                                                                      -------              --------

                Total adjustments to net income (loss) ..................            $(16,854)             $(24,852)
                                                                                     ========              ========


3.  CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the three and nine months ended December 27, 1997, two customers accounted for approximately 39% and 32% of the Company's sales, respectively. At December 27, 1997, these customers accounted for approximately $1.7 million, or 42% of the Company's net accounts receivable balance.

    For the three and nine months ended December 31, 1996, three customers accounted for approximately 49% and 56% of the Company's sales, respectively. At December 31, 1996, these three customers accounted for approximately $4.5 million, or 56% of the Company's net accounts receivable balance.

    Approximately 16% and 11% of the Company's sales for the three months ended December 27, 1997 and December 31, 1996, respectively, and approximately 12% and 6% of the Company's sales for the nine months ended December 27, 1997 and December 31, 1996, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

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


5.  INVENTORIES

    Inventories consisted of (in thousands):

                                                                                   DECEMBER 27,         MARCH 31,
                                                                                       1997               1997
                                                                                      ------             ------
                        Raw material, primarily electronic components ...             $1,325             $3,995
                        Work in process .................................                761              1,387
                        Finished goods ..................................                773              2,412
                                                                                      ------             ------
                                                                                      $2,859             $7,794
                                                                                      ======             ======

    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    During the second quarter of fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer's purchase order. The customer later attempted to cancel the purchase order. The Company disputes the customer's claim that the purchase order cancellation was effective, and is seeking legal remedies related thereto.

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

    On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $4.2 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

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

9.  RELATED PARTY TRANSACTIONS

    During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sale transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which proceeds amounted to $1,592,000 and $3,389,000 for the three and nine months periods ended December 31, 1996, respectively, have been reflected in the accompanying financial statements as additional paid-in capital.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 31, 1996

    Sales. Sales increased 5% to approximately $7.6 million in the 1997 period compared to $7.2 million in the 1996 period. A new customer represented 10% of total sales in the 1997 period compared to no sales in the 1996 period. A significant customer represented 29% of total sales in the 1997 period and 36% of total sales in the 1996 period. In the 1996 period, a second and third customer represented 13% of the total sales compared to 5% in the 1997 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

    Sales outside of the United States represented 16% of sales in the 1997 period compared to 11% of sales in the 1996 period.

    Costs of Goods Sold. Cost of goods sold decreased 25% to $5.1 million for the 1997 period compared to $6.8 million for the 1996 period. Gross margins were 33% for the 1997 period compared to 6% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $130,000 in the 1997 period and $439,000 in the 1996 period, representing 2% of sales in the 1997 period and 6% in the 1996 period. Improvements in gross margin also resulted from improved procurement practices, particularly for memory chips.

    Engineering Costs. Engineering costs were $351,000 in the 1997 period versus $439,000 in the 1996 period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.9 million in the 1997 period compared to $3.8 million in the comparable 1996 period. This decrease is primarily attributable to lower legal, accounting and other professional fees associated with the Company's discontinued investment strategy and cancellation of a public offering of securities in the 1996 period. The 1996 period also includes adjustments to the carrying value of certain assets which were deemed to be overstated.

    Depreciation expense decreased to $163,000 in the 1997 period compared to $246,000 in the 1996 period, reflecting certain assets becoming fully depreciated.

    Net Interest Income/Expense. Net interest income was $51,000 in the 1997 period compared to net interest expense of $263,000 in the 1996 period. The interest income in 1997 was generated from the note receivable from affiliate and lower interest expense due to decreased borrowings.

    Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):

                                                                                                      1997         1996
                                                                                                      ----         ----
                               Costs incurred in connection with ITP/Fleet.Net (See Note 7) ...      $   50       $1,497
                               Loss on investment in Infos ....................................          --        5,343
                               Loss on investment in Industrial Imaging .......................          --        2,053
                               (Gains)/losses on other investments ............................         (36)         463
                                                                                                     ------       ------
                               TOTAL ..........................................................      $   14       $9,356
                                                                                                     ======       ======

    Equity Interest in Earnings (Loss) of Affiliate. In the 1996 period, the equity interest in loss of affiliate of $82,000, reflects the Company's net interest in earnings of Century.

NINE MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 31, 1996

    Sales. Sales decreased 28% to approximately $21 million in the 1997 period compared to $29 million in the 1996 period, due in part to the impact of adverse publicity surrounding the criminal indictment of the Company's former Chief Executive Officer and the associated special investigation and shareholder litigation matters. In addition, sales to a major customer decreased from $5.1 million in the 1996 period to near zero in the 1997 period due to the completion of the program under which the product was originally shipped.

    Another significant customer represented 29% of total sales in the 1997 period and 32% of total sales in the 1996 period. In the 1997 and 1996 periods, a third customer represented 7% and 6%, respectively, of total sales. A new customer represented 4% of total sales in the 1997 period compared to no sales in the 1996 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

    Furthermore, sales for the first quarter were negatively impacted as several continuing customers accelerated their orders in the previous quarter shortly after the adverse publicity broke. This had the effect of improving the Company's performance in March 1997 and reducing April and May shipments.

    Sales outside of the United States represented 12% of sales in the 1997 period compared to 6% of sales in the 1996 period.

    Costs of Goods Sold. Cost of goods sold decreased 31% to $17 million for the 1997 period compared to $24 million for the 1996 period. Gross margins were 20% for the 1997 period compared to 16% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $0.9 million in the 1997 period and $1.2 million in the 1996 period, representing 4.3% of sales in the 1997 period and 4.1% in the 1996 period. Cost of goods sold in the 1997 period was also negatively impacted by inventory revaluation adjustments of $0.9 million or 4.3% of sales primarily due to declining electronic component prices and changes in overhead absorption rates. No similar adjustments were recorded in the 1996 period. Improvements in gross margin also resulted from improved procurement practices, particularly for memory chips.

    Engineering Costs. Engineering costs were $1.0 million in the 1997 period versus $1.1 million in the 1996 period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.9 million in the 1997 period compared to $6.3 million in the comparable 1996 period due to increased sales staffing and travel, increased professional fees, key employee retention bonuses incurred in 1997, expenses associated with the May 1997 facility move, and increased insurance costs.

    In addition, during the 1997 period, the Company revised its method of allocating overhead costs to cost of goods sold, which revision reduced the allocation from selling, general and administrative expenses for this period by approximately $590,000.

    Depreciation expense decreased to $448,000 in the 1997 period compared to $555,000 in the 1996 period, reflecting certain assets becoming fully depreciated.

    Net Interest Expense. Net interest expense was $96,000 in the 1997 period compared to interest expense of $24,000 in the 1996 period. The increase in interest expense was primarily due to increased borrowings.

    Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):


                                                                                                       1997         1996
                                                                                                       ----         ----
                               Costs incurred in connection with ITP/Fleet.Net (See Note 7) ...      $ 3,869      $ 3,389
                               Loss on investment in ViA ......................................        4,415           --
                               Loss on investment in Infos ....................................           --        6,843
                               Loss on investment in Advent Technology Management .............           --        1,000
                               Loss on investment in Industrial Imaging .......................           --        2,053
                               Losses on other investments ....................................          639        1,123
                                                                                                     -------      -------
                               TOTAL ..........................................................      $ 8,923      $14,408
                                                                                                     =======      =======

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

    Equity Interest in Earnings (Loss) of Affiliate. The equity interest in earnings of affiliate of $423,000 and $(36,000) reflects the Company's net interest in earnings of Century in the 1997 and 1996 periods, respectively.

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

Fiscal 1998 Liquidity Outlook

    The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing cost controls. The Company believes that its present cash balances, after giving effect to the proceeds from the February 4, 1998 sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations.

Operating Activities

    At December 27, 1997, working capital increased to approximately $6.0 million, compared to $4.6 million at March 31, 1997, due principally to the anticipated proceeds from the sale of the investment in affiliates. In the 1997 period the Company experienced cash flow from operations of approximately $6.8 million, compared to cash flow used in operations of $9.6 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 47 days at December 27, 1997 compared to 46 days at March 31, 1997. The Company's inventories represent approximately 7 weeks of manufacturing output at December 27, 1997, compared to 12 weeks at March 31, 1997. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels.

    As a result of the adjustments made to the Company's financial statements in connection with its financial review, previous provisions for income taxes have been reversed and the associated payments of approximately $0.3 million are classified as recoverable income taxes at December 27, 1997. For the 1997 period $7.0 million of tax refunds were received and used to reduce borrowings.

    The Company's access to trade credit from its vendors has been subject to increased scrutiny by its vendors and more limited terms since its announcement of financial irregularities in February 1997. While certain suppliers have imposed "collection on delivery" terms, the Company's principal suppliers have continued to extend credit.

Investing Transactions

    Net capital expenditures amounted to $241,000 in the 1997 period and $1.5 million in the 1996 period.

    The Company has commitments for future capital equipment expenditures in fiscal year 1998 of $400,000.

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

    On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $4.2 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

Contingencies

    The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company has reached agreement with plantiffs' counsel regarding settlement of these lawsuits, and believes that such lawsuits will be settled substantially in accordance with the description contained in Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company believes that such settlements will not have a material adverse impact on its liquidity. As of fiscal 1997, the Company has recorded a provision for the potential settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that the Company will be successful in obtaining preliminary or final approval of the settlements described in Note 10, that a material number of class members will not decline to participate in the settlement, or that the claims against Lawrence J. Ramaekers, the Company's interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations, will be settled, and such events could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

    Dependence on Major Customers; Concentration of Credit Risk. Bay Networks, Inc. accounted for approximately 29% of the Company's sales for the nine month period ended December 27, 1997. Bay Networks and a subsidiary of Philips Electronics, N.V.

accounted for 32% and 18%, respectively, of the Company's sales for the nine months ended December 31, 1996. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips have been in connection with Philips' sales of screen phones to a single customer. Except for certain orders presently in dispute, the Company has fulfilled all purchase orders with Philips, and the Company believes that it will not receive additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

    Preliminary approval of the Settlement Agreement is sill pending. If the Court grants preliminary approval, the Settlement Agreement must be presented to class members for consideration and to the Court for final approval. If a sufficiently large number of class members opt not to participate in the Settlement Agreement, it may be withdrawn. No assurance can be given that the Court will grant preliminary or final approval of the Settlement Agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the Settlement Agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE.

ITEM 5. OTHER INFORMATION NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                     ITEM                                                                                                  LOCATION
                      NO.                                        DESCRIPTION                                               SEE NOTE:
                    -----        ----------------------------------------------------------------------------              ---------
                     3.1    --   Certificate of Amendment to the Certificate of Incorporation................                (3)
                     3.2    --   By-Laws.....................................................................                (9)
                     3.3    --   Shareholder Voting Agreement between Centennial Technologies, Inc.
                                 and the Shareholders who are a party thereto, dated November 27, 1996.......                (3)

                     4.1    --   Specimen Stock Certificate..................................................                (2)
                     4.2    --   Form of Warrant Agreement between the Company and American Securities

                                 Transfer, Incorporated (includes Specimen Warrant Certificate)..............                (9)
                    10.1    --   Revolving Credit and Security Agreement between the Company and The
                                 First National Bank of Boston, dated September 14, 1994.....................                (7)
                    10.2    --   $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in
                                 favor of The First National Bank of Boston for the benefit of the Company...                (7)

                    10.3    --   Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The
                                 First National Bank of Boston for the benefit of the Company................                (7)
                    10.4    --   Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of The First National Bank of Boston by the Company, NCT and
                                 Emanuel Pinez...............................................................                (7)
                    10.5    --   Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit and Security Agreement between the Company and The First National
                                 Bank of Boston..............................................................                (4)
                    10.6    --   Forbearance Agreement and Amendment by and between The First National
                                 Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc.,
                                 NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
                                 Inc., dated as of March 18, 1997............................................                (3)
                    10.7    --   Lease Agreement between the Company and 37 Manning Road Limited
                                 Partnership, dated November 6, 1992 and amended on November 29, 1992........                (9)
                    10.8    --   Lease Agreement between the Company and 4 Point Interiors, dated June
                                 28, 1993 ("California Lease")...............................................                (9)
                    10.9    --   Amendment to the California Lease, dated June 25, 1993......................                (9)
                   10.10    --   Form of the Company's Domestic Distributor Agreement between the
                                 Company and its domestic distributors.......................................                (9)
                   10.11    --   Form of the Company's Agreement with its Manufacturer's Representatives                     (9)
                   10.12    --   Purchase Agreement between Triple I Corporation and Centennial
                                 Technologies, Inc., dated March 31, 1996....................................                (3)
                   10.13    --   Investment and Stockholders Agreement by and between Centennial
                                 Technologies, Inc. and ViA, Inc., dated November 27, 1996...................                (3)
                   10.14    --   1994 Stock Option Plan, as amended..........................................                (5)
                   10.15    --   1994 Formula Stock Option Plan, as amended..................................                (5)
                   10.16    --   Indemnification Agreement dated April 11, 1994 between Emanuel Pinez
                                 and the Company.............................................................                (9)
                   10.17    --   Employment Agreement between the Company and John J. McDonald, dated
                                 October 20, 1995............................................................                (4)
                   10.18    --   Key Employee Agreement between Centennial Technologies, Inc. and Donald
                                 R. Peck, dated February 1, 1997.............................................                (3)
                   10.19    --   Agreement to Provide Interim Management and Consulting Services
                                 between Centennial Technologies, Inc. and Jay Alix & Associates,
                                 dated February 17, 1997.....................................................                (3)
                   10.20    --   Key Employee Agreement between Centennial Technologies, Inc. and
                                 John J. McDonald dated April 1, 1997........................................                (2)
                   10.21    --   Key Employee Agreement between Centennial Technologies, Inc. and
                                 David E. Merry, Jr. dated April 1, 1997.....................................                (2)
                   10.22    --   First Amendment to Forbearance Agreement by and between The First
                                 National Bank of Boston, BancBoston Leasing Inc., Centennial
                                 Technologies, Inc., NCT, Inc., Century Electronics Manufacturing,
                                 Inc. and Design Circuits, Inc., dated as of April 18, 1997..................                (2)
                   10.23    --   Second Amendment to Forbearance Agreement and Amendment by and
                                 between The First National Bank of Boston, BancBoston Leasing Inc.,
                                 Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                 Manufacturing, Inc. and Design Circuits, Inc., dated as of June 4,
                                 1997........................................................................                (2)
                   10.24    --   Third Amendment to Forbearance Agreement and Amendment by and
                                 between The First National Bank of Boston, BancBoston Leasing Inc.,
                                 Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                 Manufacturing, Inc. and Design Circuits, Inc., dated as of June 26,
                                 1997........................................................................                (2)
                   10.25    --   Consulting Agreement by and between Centennial Technologies, Inc.
                                 and William M. Kinch dated as of March 1, 1997..............................                (2)
                   10.26    --   Agreement for Consulting Services between The Boston Agent and
                                 Centennial Technologies, Inc., dated January 20, 1997.......................                (2)
                   10.27    --   Lease Agreement by and between Centennial Technologies, Inc. and
                                 Michael A. Howland, as Trustee of the Hownat Trust, dated April 17,
                                 1997........................................................................                (2)
                   10.28    --   Settlement Agreement by and among Centennial Technologies, Inc., H.
                                 Hamby Hutcheson and Mary Lou Hutcheson, dated as of May 15, 1997............                (2)
                   10.29    --   Fourth Amendment to Forbearance Agreement and Amendment by and
                                 between The First National Bank of Boston, BancBoston Leasing Inc.,
                                 Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                 Manufacturing, Inc. and Design Circuits, Inc., dated as of June 26,
                                 1997.......................................................................                 (1)
                   10.30    --   Loan and Security Agreement by and between Congress Financial
                                 Corporation (New England) as Lender and Centennial Technologies,
                                 Inc. as Borrower, dated August 14, 1997.....................................                (1)
                   10.31    --   Employment Agreement between Centennial Technologies, Inc. and L.
                                 Michael Hone, effective August 19, 1997.....................................                (1)

                   10.32    --   Key Employee Agreement between Centennial Technologies, Inc. and
                                 Richard N. Stathes dated September 15, 1997.................................                (1)
                   10.33    --   Key Employee Agreement between Centennial Technologies, Inc. and
                                 Jacques Assour dated September 15, 1997.....................................                (1)
                      27    --   Financial Data Schedule.....................................................               Filed
                                                                                                                           herewith


    (1) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "Commission") on February 10, 1997.

    (2) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

    (3) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed with the Commission on July 22, 1997.

    (4) Incorporated by reference to the similarly numbered exhibit to the Company's Form S-3 Registration Statement (No. 33-1008) declared effective by the Commission on March 19, 1996.

    (5) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 1995.

    (6) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 2 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on February 1, 1995.

    (7) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) originally filed with the Commission on December 22, 1994.

    (8) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on September 25, 1994.

    (9) Incorporated by reference to the similarly numbered exhibit to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CENTENNIAL TECHNOLOGIES, INC.

Dated:  February 10, 1998                By: /s/ L. MICHAEL HONE
                                             -----------------------------------
                                                 L. Michael Hone
                                                 President and Chief Executive
                                                 Officer


Dated:  February 10, 1998                By: /s/ EUGENE M. BULLIS
                                             -----------------------------------
                                                 Eugene M. Bullis
                                                 Interim Chief Financial Officer