Form 10-K/A
period 1997-03-31
CENTENNIAL TECHNOLOGIES INC
filed 1998-04-28
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

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

================================================================================

     On July 22, 1997, the Company filed its Annual Report on Form 10-K for the nine-month fiscal period ended March 31, 1997 (the "Original Form 10-K"). The Original Form 10-K was complete except that an opinion of the Company's independent accountants was not included therein. The Company noted in the Original Form 10-K that its independent accounting firm, Coopers & Lybrand L.L.P. ("Coopers & Lybrand") was considering whether certain potential claims against Coopers & Lybrand had compromised its independence so as to render it unable to deliver its opinion with respect to the Company's financial statements, and that the Company was then unable to determine when this concern would be resolved.

     These potential claims have been resolved, and Coopers & Lybrand has determined that it is able to deliver its opinion with respect to the Company's financial statements.

     The materials that follow amend in its entirety the Company's Original Form 10-K, and include the audit opinion of Coopers & Lybrand with respect to the Company's financial statements. Certain materials contained in the original Form 10-K have been amended or deleted as they are no longer applicable, and certain additional materials have been added to reflect additional information available to the Company relevant to an understanding of the Company's results of operations and financial position as of March 31, 1997 since the filing of the Original Form 10-K.

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

     On August 19, 1997, the Company hired L. Michael Hone as its new President and Chief Executive Officer. On September 15, 1997, the Company announced that John J. McDonald, the Company's former President and Vice President of Sales and Marketing was leaving the Company, that Richard N. Stathes was joining the Company as its new Senior Vice President of Sales and Marketing, and that Dr. Jacques Assour was joining the Company as its new Senior Vice President of Operations.

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

     On February 13, 1998, the United States District Court for the District of Massachusetts granted preliminary approval of the Company's proposed settlement of the class action and derivative claims described above. See "Item 3 -- Legal Proceedings."

     Department of Justice. On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by the Company's former Chief Executive Officer, and correspondence with the Company's auditors. The Company has received and responded to additional subpoenas, and is continuing to cooperate with the DOJ. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

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

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED        FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,     -----------------------------
                                                       1996        1996       1995       1994
                                                    ----------    -------    -------    -------
Adjustments attributable to Centennial
  Technologies, Inc.:

Reversal of invalid sales transactions............   $ (5,283)    $(3,714)   $(3,455)   $  (413)
Reversal of bill and hold sales transactions......     (6,432)         --         --         --
Reclassification of purchasing agency
  arrangement.....................................       (968)       (585)        --         --
Additional accounts receivable adjustments........       (239)       (136)        (9)        --
                                                     --------     -------    -------    -------
Total adjustments to sales........................    (12,922)     (4,435)    (3,464)      (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)     (2,202)    (4,560)    (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435          --         --         --
Additional provisions for inventory
  obsolescence....................................       (925)     (1,351)       (78)      (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)     (2,266)      (223)      (177)
Provision for losses on investment activities.....    (10,811)     (1,496)        --         --
Pre-acquisition advances to subsidiary............     (2,385)     (1,101)        --         --
Other adjustments-net.............................       (568)        399      1,043       (211)
Reversal of provisions for income taxes...........      3,788       3,268        556        455
                                                     --------     -------    -------    -------
Total adjustments to net income (loss)............    (21,796)    $(9,184)   $(6,726)   $(2,137)
                                                                  =======    =======    =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
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

     In order to correct reported amounts for inventory and cost of goods sold, the Company conducted a physical inventory in February 1997 and performed rollback and analytic procedures. The rollback procedures included a determination of purchases, cost of goods sold and other adjustments appropriate for prior periods. The analytic procedures included gross margin analyses as well as a review of inventory schedules prepared in prior periods.

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

ADDITIONAL RESTATEMENT RELATED TO CENTURY

     Since the Company filed its Form 10-K, the Company and Century have continued to analyze financial information underlying the Century account balances included in the Form 10-K in order to assess and evaluate the reported financial results. As a result of this continuing analysis, Centennial has restated its previously reported financial results to increase its investments in affiliate and equity in earnings of affiliate by approximately $892,000 as of March 31, 1997.

GENERAL

     The Company was incorporated in 1994 in Delaware as the successor by merger to C. Centennial, Inc., a Massachusetts corporation. The Company's principal executive officers are located at 7 Lopez Road, Wilmington, Massachusetts, and its telephone number is (978) 988-8848.

     The Company designs, manufactures and markets an extensive line of PC card-based solutions to OEMs. The Company focuses on OEM applications and sells into a broad range of markets, including: Communications (routers, wireless telephones, and local area networks); Transportation (fleet data recording, navigation, vehicle diagnostics); Mobile Computing (hand-held data collection terminals, notebook computers, personal digital assistants); and Medical (blood gas analysis systems, defibrillators, hand-held glucometers). The Company has sold its products and services to over 250 OEMs, including 3Com Corporation ("3Com"), Bay Networks, Inc. ("Bay Networks"), Lucent Technologies, Inc. ("Lucent Technologies"), Philips Electronics N.V. ("Philips"), and Trimble Navigation Limited ("Trimble Navigation").

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

Mobile Computing and
  Office Automation........     PC cards with memory chips are used for storage
                                capacity in portable consumer electronics devices, such as notebooks, handheld computers and PDAs, and in office automation products, such as laser printers, facsimile machines and desktop computers. PC cards are also used for data acquisition and data conversion. The
                                Company's ATA card offerings may be used to display images recorded by a digital camera on a personal computer. Other data acquisition and conversion cards are used by field personnel to gather information, which can then be transmitted and downloaded to computing devices in remote offices.

Medical....................     The Company sells PC cards for use in medical
                                monitoring and diagnostic equipment.
                                Applications include blood gas analysis systems, defibrillators and hand-held glucometers. PC cards are used for recording patient data and storing system program information.

     The Company provides other non-PC card products based on flash memory technology. Flash memory requires no power to retain data and is electronically programmable and re-programmable, characteristics that are not present together in other memory chips. Based on these advantages and recent decreases in the cost of flash memory, the Company believes the use of flash memory will become more prevalent in industrial and commercial equipment. Management believes that the introduction of flash SIMMS (defined below) and miniature cards will complement the Company's PC card product offerings and provide the Company's OEM customers with alternative solutions to address data storage and processing needs.

     Small form factor flash cards are removable flash memory devices that fit into small electronic devices, such as compact digital cameras, through slots that are smaller than those designed for PC cards. Small form factor flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology in a modified mechanical package with modified electrical connections. The Company offers three types of small form factor flash cards:

     - The CompactFlash (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for compact flash cards, of which the Company is a member. The CompactFlash uses a design that relies on an on-board microcontroller and NAND flash technology.

     - The MiniatureCard (a trademark of Intel Corporation ("Intel")) is based upon a design promoted by Intel. The MiniatureCard is based on linear flash devices, NOR flash technology, uses a linear design, as opposed to the design of the CompactFlash, and requires no on-board microcontroller.

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

  Sales and Marketing

     The Company targets industrial and commercial applications for PC cards primarily in the communications, transportation, mobile computing and medical industries. The Company markets its products primarily through 8 direct sales people. The Company's sales staff operates primarily from the Company's main office in Wilmington, Massachusetts. Field sales representatives operate from remote offices. The Company recently closed foreign sales branches in Montreal, Canada and St. Albans, England and opened a foreign sales branch in Cheshire, England.

     The Company generally markets its products and capabilities directly to OEMs. The Company's sales staff and engineers work with OEM engineers to design and engineer PC cards to OEM requirements, which often leads to the Company providing custom-designed PC cards for specific applications. The Company believes its interaction with OEM customers provides exposure to emerging technologies and applications, facilitating a proactive approach to product design. The Company's sales to its OEM customers are generally made pursuant to purchase orders rather than long-term sales agreements. The Company has sold its products and services to more than 250 OEMs, including 3Com, Bay Networks, Lucent Technologies, Philips, and Trimble Navigation. The Company also pursues sales to the military sector, and to corporate end-users.

     During fiscal 1997, Bay Networks and Philips accounted for approximately 32% and 22%, respectively, of the Company's sales. During fiscal 1996, Bay Networks and Philips accounted for approximately 16% and 12%, respectively, of the Company's sales. No one customer or group of customers accounted for more than 10% of the Company's total sales during fiscal 1995. During fiscal 1997, 1996 and 1995, approximately 8%, 12% and 19% of the Company's sales were outside of the United States. See "Risk Factors -- Dependence on Major Customers; Concentration of Credit Risk" and " -- Risks of International Operations."

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

     On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998. See Note 8 of Notes to Consolidated Financial Statements.

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

ITEM 2.  PROPERTIES

     The Company maintains its principal executive offices and manufacturing operations in a 34,000 square foot leased facility in Wilmington, Massachusetts. The Company currently pays rent in the amount of approximately $23,000 per month, pursuant to a lease that expires on April 30, 2002. The lease contains an option to renew for an additional five-year period. The lease provides for annual rent increases of 4% and provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

     As of March 31, 1997, the Company maintained sales offices in Los Angeles, California; Santa Clara, California; and Munich, Germany. The Company has closed these offices and now conducts business with its field sales representatives using local in-home offices.

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

     The Court granted preliminary approval of the Settlement Agreement of the Consolidated Litigation on February 13, 1998.

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

     The Settlement Agreement must be presented to class members for consideration and to the Court for final approval. If a sufficiently large number of class members opt not to participate in the Settlement Agreement, it may be withdrawn. No assurance can be given that the Court will grant final approval of the Settlement Agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the Settlement Agreement.

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

COMMON STOCK

                                                             HIGH         LOW
                                                             ----         ---
FISCAL 1996
July 1, 1995 through September 30, 1995..................    9 5/16      6 11/16
October 1, 1995 through December 31, 1995................   10 3/8       6 1/4
January 1, 1996 through March 31, 1996...................   11           8 9/16
April 1, 1996 through June 30, 1996......................   15 7/16      8 5/16

FISCAL 1997
July 1, 1996 through September 30, 1996..................   21 7/16     12 7/16
October 1, 1996 through December 31, 1996................   58 1/4      21 7/8
January 1, 1997 to March 3, 1997.........................   50           1 5/8
March 4, 1997 to March 31, 1997(1).......................    4 1/4       1 3/4

REDEEMABLE WARRANTS

                                                                HIGH        LOW
                                                                ----        ---
FISCAL 1996
July 1, 1995 through September 30, 1995.....................   10 1/2      6 13/16
October 1, 1995 through December 7, 1995....................   11 1/2      5 7/8

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

CONSOLIDATED INCOME STATEMENT DATA (in thousands of dollars, except per share data):

                                NINE MONTHS ENDED
                                    MARCH 31,                       FISCAL YEAR ENDED JUNE 30,
                             ------------------------    ------------------------------------------------
                                1997          1996          1996          1995          1994        1993
                             ----------    ----------    ----------    ----------    ----------    ------
                             (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
Sales......................   $ 28,263      $21,768       $33,412       $ 8,982       $ 7,801      $6,301

Costs and expenses:
  Cost of goods sold.......     24,453       21,018        29,778        11,575         6,508       3,419
  Engineering costs........      1,061        1,126         1,434           753           567         444
  Selling, general and
     administrative........      7,318        2,705         3,803         2,442         2,083       1,566
  Loss on investment
     activities............     14,096           69         2,662            --            --          --
  Special investigation
     costs.................      3,673
  Provision for settlement
     of shareholder
     litigation............     20,000           --            --            --            --          --
  Net interest expense.....        391          174            17            64           486         112
                              --------      -------       -------       -------       -------      ------
Total costs and expenses...     70,992       25,092        37,694        14,834         9,644       5,541
                              --------      -------       -------       -------       -------      ------
Income (loss) before income
  taxes and equity in
  earnings of affiliate....    (42,729)      (3,324)       (4,282)       (5,852)       (1,843)        760
Equity in earnings
  of affiliate.............        959           --            --            --            --          --
                              --------      -------       -------       -------       -------      ------
Income (loss) before income
  taxes....................    (41,770)      (3,324)       (4,282)       (5,852)       (1,843)        760
Provision (benefit) for
  income taxes.............                                                              (171)        318
                              --------      -------       -------       -------       -------      ------
Net income (loss)..........   $(41,770)     $(3,324)      $(4,282)      $(5,852)      $(1,672)     $  442
                              ========      =======       =======       =======       =======      ======
Net income (loss) per
  share....................   $  (2.41)     $  (.26)      $  (.31)      $  (.63)      $  (.19)     $  .07
Weighted average shares
  outstanding..............     17,367       12,678        13,632         9,363         9,027       6,000


CONSOLIDATED BALANCE SHEET DATA (in thousands of dollars):

                                                                          JUNE 30,
                                         MARCH 31,    ------------------------------------------------
                                           1997          1996          1995          1994        1993
                                         ---------    ----------    ----------    ----------    ------
                                                      (RESTATED)    (RESTATED)    (RESTATED)

Current assets.........................   $27,213      $37,017        $8,237        $4,265      $3,221
Total assets...........................    52,090       41,132         9,550         5,203       4,095
Current liabilities....................    22,644        8,856         5,121           889       3,027
Working capital........................     4,569       28,161         3,116         3,376         194
Stockholders' equity...................    29,446       31,909         4,267         4,315       1,044


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

     The following table sets forth the effects of these adjustments on the Company's financial position and results of operations (in thousands except per share data):

                                                    SIX MONTHS       FISCAL YEAR ENDED JUNE 30,
                                                       ENDED        -----------------------------
                                                   DEC. 31, 1996     1996       1995       1994
                                                   -------------    -------    -------    -------
Sales:
  As previously reported.........................    $ 30,192       $37,848    $12,445    $ 8,213
  As adjusted....................................      17,370        33,412      8,982      7,801

Cost of goods sold:
  As previously reported.........................      17,978        23,636      6,833      4,523
  As adjusted....................................      15,582        29,778     11,575      6,508

Net income (loss):
  As previously reported.........................       5,805         4,902        874        464
  As adjusted....................................     (16,221)       (4,282)    (5,852)    (1,672)

Net income (loss) per share:
  As previously reported.........................         .33           .34        .08        .07
  As adjusted....................................        (.94)         (.31)      (.63)      (.19)

Total assets:
  As previously reported.........................      89,952        55,782     18,199      7,553
  As adjusted....................................      58,320        41,132      9,550      5,203

Total stockholders' equity:
  As previously reported.........................      70,874        46,045     12,445      6,419
  As adjusted....................................      36,611        31,909      4,267      4,315

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED        FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,     -----------------------------
                                                       1996        1996       1995       1994
                                                    ----------    -------    -------    -------
Adjustments attributable to Centennial
  Technologies, Inc.:
Reversal of invalid sales transactions............   $ (5,283)    $(3,714)   $(3,455)   $  (413)
Reversal of bill and hold sales transactions......     (6,432)         --         --         --
Reclassification of purchasing agency
  arrangement.....................................       (968)       (585)        --         --
Additional accounts receivable adjustments........       (239)       (136)        (9)        --
                                                     --------     -------    -------    -------
Total adjustments to sales........................    (12,922)     (4,435)    (3,464)      (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)     (2,202)    (4,560)    (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435          --         --         --
Additional provisions for inventory
  obsolescence....................................       (925)     (1,351)       (78)      (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)     (2,266)      (223)      (177)
Provision for losses on investment activities.....    (10,811)     (1,496)        --         --
Pre-acquisition advances to subsidiary............     (2,385)     (1,101)        --         --
Other adjustments, net............................       (568)        399      1,043       (211)
Reversal of provisions for income taxes...........      3,788       3,268        556        455
                                                     --------     -------    -------    -------
Total adjustments to net income (loss)............    (21,796)    $(9,184)   $(6,726)   $(2,137)
                                                                  =======    =======    =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
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

     In order to correct reported amounts for inventory and cost of goods sold, the Company conducted a physical inventory in February 1997 and performed rollback and analytic procedures. The rollback procedures included a determination of purchases, cost of goods sold and other adjustments appropriate for prior periods. The analytic procedures included gross margin analyses as well as a review of inventory schedules prepared in prior periods.

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

ADDITIONAL RESTATEMENT RELATED TO CENTURY

     Since the Company filed its Form 10-K, the Company and Century have continued to analyze financial information underlying the Century account balances included in the Form 10-K in order to assess and evaluate the reported financial results. As a result of this continuing analysis, Centennial has restated its previously reported financial results to increase its investments in affiliate and equity in earnings of affiliate by approximately $892,000 as of March 31, 1997.

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

     The following table sets forth certain statements of operations data as a percentage of sales for the periods presented:

                                                      NINE MONTHS
                                                    ENDED MARCH 31,    FISCAL YEAR ENDED JUNE 30,
                                                    ---------------    --------------------------
                                                     1997     1996      1996      1995      1994
                                                    ------    -----    ------    ------    ------
Sales.............................................   100.0%   100.0%   100.0%    100.0%    100.0%
Costs and expenses:
  Cost of goods sold..............................    86.5     96.6     89.1     128.9      83.5
  Engineering costs...............................     3.7      5.2      4.3       8.3       7.3
  Selling, general and administrative expenses....    25.9     12.4     11.4      27.2      26.7
  Loss on investment activities...................    49.9       .3      8.0        --        --
  Special investigation costs.....................    13.0       --       --        --        --
  Provision for settlement of shareholder
     litigation...................................    70.8       --       --        --        --
  Net interest expense............................     1.4       .8       .1        .8       6.2
                                                    ------    -----    -----     -----     -----
Loss before income taxes and equity in earnings of
  affiliate.......................................  (151.2)   (15.3)   (12.9)    (65.2)    (23.7)
Equity in earnings of affiliate...................     3.4       --       --        --        --
                                                    ------    -----    -----     -----     -----
Loss before income taxes..........................  (147.8)   (15.3)   (12.9)    (65.2)    (23.7)
Provision (benefit) for income taxes..............      --       --       --        --      (2.2)
                                                    ------    -----    -----     -----     -----
Net loss..........................................  (147.8)%  (15.3)%  (12.9)%   (65.2)%   (21.5)%
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

     Depreciation expense increased to $702,000 in the 1997 period compared to $336,000 in the 1996 period, reflecting increased capital equipment expenditures to increase production capacity and improve productivity.

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

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 and 1996 periods. The following table describes the elements and the amounts reflected in this category (in thousands):

Costs incurred in connection with ITP/Fleet.Net.............  $ 3,729
Provision for loss on investment in Infos International.....    6,024
Provision for loss on investment in Industrial Imaging......    2,283
Provision for loss on investment in WebSecure...............    1,765
Less gain on sale of investment in WebSecure................   (1,200)
Amortization of goodwill and equity in losses of ViA........      585
Other losses................................................      910
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

  Infos International, Inc.

     During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc., a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a market value of $3.9 million at date of acquisition. On February 6, 1998, the Company, Infos and the shareholders of Infos entered into a transaction whereby the Company agreed to return its shares of Infos in exchange for an agreement to sell Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. The parties have also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. The full amount of the investment cost ($7.0 million) has been written off. The recorded loss of $(6.0) million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos acquiring ICC, in connection with a sales transaction that was determined in the

Company's financial review not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995 and the remainder as loss on investment activities in fiscal 1997.

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

  WebSecure, Inc.

     During fiscal 1996 the Company purchased for $569,000 a minority interest in WebSecure, Inc., a corporation which provides Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, has been fully reserved on the basis that its value appears to have been permanently impaired. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 17 of Notes to Consolidated Financial Statements.

  ViA, Inc.

     In December 1996, the Company acquired a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial is accounting for this investment using the equity method, and is amortizing the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment, for an aggregate amount of $585,000, as loss on investment activities. See Note 18.

  Other Investments

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997 net of certain offsets included in accounts payable and accrued expenses.

     Special Investigation Costs. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):


Fees for services provided by the Company's independent
  accountants...............................................  $  933
Fees for services provided by the Company's Special
  Litigation Legal Counsel..................................     942
Fees for services provided by the Company's Interim Chief
  Executive Officer and Interim Chief Financial Officer.....   1,195
Fees for services provided by Counsel to the Special
  Committee of the Board of Directors.......................     541
Other.......................................................      62
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

     Provision for Settlement of Shareholder Litigation. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital.

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

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments. The following table describes the elements and the amounts reflected in this category for the year ended June 30, 1996 (in thousands):

Costs incurred in connection with ITP/Fleet.Net.............  $1,101
Loss on investment in Advent Technology Management, Inc.....   1,000
Loss on investment in P.G. Technologies, Inc................     396
Other.......................................................     165
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

  1998 Liquidity Outlook

     The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances after giving effect to the proceeds of the February 4, 1998 sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations.

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

  Investing Transactions

     Capital expenditures amounted to $2.1 million in fiscal 1997, $1.3 million in fiscal 1996 and $1.5 million in fiscal 1995. Such expenditures have been financed, in part, through leasing arrangements amounting to $250,000, $702,000, and $691,000, respectively. As of March 31, 1997, the Company had remaining obligations of $671,000 on these equipment financing leases, which are in default due to cross-default provisions between a master lease agreement and a revolving credit agreement to which the Company is a party, both of which are with the same bank lender. The Company repaid these leases using proceeds from a new term loan facility. See "-- New Credit Agreement with Congress Financial Corp."

     The Company has no commitments for future capital equipment expenditures. Included in accounts payable and accrued expenses are invoices for capital equipment amounting to $781,000, which the Company has financed, in part, through a new capital acquisition facility. See "-- New Credit Agreement with Congress Financial Corp."

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. The Company's management has decided to focus its resources on its core business and to suspend its investment activities. The Company has written down its portfolio of investments based on an individual assessment of their future viability.

  Financing Transactions

     In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See
"-- Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. In addition, on March 18, 1997, certain advances from the Company to DCI were converted to an 8.5% promissory note amounting to approximately $4.1 million. The forbearance agreement has been subsequently extended to August 15, 1997. The defaulted credit agreement bore interest at the bank's prime interest rate. The forbearance agreement set the interest rate at 9.5%.

  New Credit Agreement with Congress Financial Corp.

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corp. ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are secured by all of the Company's assets.

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

     On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998. See Note 8 of Notes to Consolidated Financial Statements.

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

  Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Item 3 -- Legal Proceedings." The Company has been granted preliminary approval of its proposed settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Item 3 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that the Company will be successful in receiving final approval of the settlements described in Item 3, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

RISK FACTORS

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, hiring new senior management, reducing various expenses and implementing new cost controls. The Company believes that its present cash balances, after giving effect to the February 4, 1998 sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund future operations. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

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

     Competition. Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Epson America, Inc., Intel Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally subject to industrywide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including product quality and performance, order turnaround, the provision of competitive design capabilities, timely response to advances in technology, adequate manufacturing capacity, production efficiency, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, market conditions may lead to intensified price competition for the Company's products and services, resulting in lower prices and gross margins, which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will compete successfully in the future.

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

     Risks of Acquisitions and Investments in Other Companies. The Company has terminated its earlier program of acquiring interests in companies and related technologies, and has written-off or provided valuation reserves for many such investments. However, the Company may determine that it is in the best interests to acquire or invest in other companies in the future. There can be no assurance that the companies in which the Company has invested or may invest will develop successful products or technologies beneficial to the Company or that such investments will be economically justified. In addition, if companies in which the Company has invested are not successful, the Company would be required to write-off or write-down further such investments, which would result in the Company recognizing an expense in the period in which the adjustment occurs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Centennial Technologies, Inc.:

     We have audited the consolidated financial statements and financial statement schedule of Centennial Technologies, Inc. and Subsidiaries listed in the index on page 79 of this Form 10-K/A as of March 31, 1997 and as of June 30, 1996 and 1995, and the related consolidated statements of operations, retained earnings, and cash flows for the nine month period ended March 31, 1997 and for each of the three years in the period ended June 30, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996.

     In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Centennial Technologies, Inc. and Subsidiaries as of March 31, 1997 and as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the nine month period ended March 31, 1997 and for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

     In our opinion, the financial statement schedule for the nine month period ended March 31, 1997 and for each of the three years in the period ended June 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has significant and recurring losses from operations and an accumulated deficit. Management's plans in regard to these matters are also described in Note 1. In addition, as discussed in Note 17 to the financial statements, legal complaints has been filed against the Company including approximately 35 purported class action lawsuits by certain of the Company's stockholders. The Company has received preliminary court approval of a proposed settlement of these stockholder lawsuits. The significant and recurring losses from operations, accumulated deficit and the absence of a final shareholder settlement raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

                                            /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
June 12, 1997,
except as to the information in
Notes 2, 17 and 18 for which the date is April 24, 1998

                         CENTENNIAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                  JUNE 30,
                                                             MARCH 31,    ------------------------
                                                               1997          1996          1995
                                                             ---------    ----------    ----------
                                                                          (RESTATED)    (RESTATED)
                                              ASSETS
Current assets:
  Cash and cash equivalents................................  $     57      $  6,182      $   970
  Available-for-sale securities............................        --         4,932           --
  Trade accounts receivable................................     6,263        11,635        2,933
          Less allowances..................................      (692)         (375)        (131)
                                                             --------      --------      -------
                                                                5,571        11,260        2,802
  Accounts receivable from affiliates......................       676
  Recoverable income taxes.................................     7,356         3,142          775
  Inventories..............................................     7,794         8,248        2,181
  Notes receivable from affiliate..........................     4,129            --           --
  Other notes receivable...................................        --         1,809          768
  Other current assets.....................................     1,630         1,444          741
                                                             --------      --------      -------
Total current assets.......................................    27,213        37,017        8,237
Equipment and leasehold improvements.......................     4,023         2,609        1,149
  Less accumulated depreciation and amortization...........      (936)         (576)        (226)
                                                             --------      --------      -------
                                                                3,087         2,033          923
Investments................................................     5,089         1,783           --
Other assets...............................................       566           299          390
Investment in affiliate....................................    16,135            --           --
                                                             --------      --------      -------
Total assets...............................................  $ 52,090      $ 41,132      $ 9,550
                                                             ========      ========      =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit notes...................................  $ 10,090      $  4,684      $ 1,153
  Obligations under capital leases.........................       671           336          103
  Accounts payable and accrued expenses....................    11,883         3,836        3,865
                                                             --------      --------      -------
Total current liabilities..................................    22,644         8,856        5,121
Long-term obligations under capital leases.................        --           367          162
Contingencies (Note 17)
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
     authorized, none issued...............................        --            --           --
  Common Stock, $.01 par value; 50,000,000 shares
     authorized, 17,745,000 issued and outstanding at March
     31, 1997, 16,632,000 shares at June 30, 1996 and
     11,182,000 shares at June 30, 1995....................       177           165          110
Additional paid-in capital.................................    82,240        42,712       10,843
Accumulated deficit........................................   (52,738)      (10,968)      (6,686)
Foreign currency translation of equity investment..........      (233)           --           --
                                                             --------      --------      -------
Total stockholders' equity.................................    29,446        31,909        4,267
                                                             --------      --------      -------
Total liabilities and stockholders' equity.................  $ 52,090      $ 41,132      $ 9,550
                                                             ========      ========      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                        NINE MONTHS ENDED
                                            MARCH 31,                 FISCAL YEAR ENDED JUNE 30,
                                     -----------------------    --------------------------------------
                                       1997         1996           1996          1995          1994
                                     --------    -----------    ----------    ----------    ----------
                                                 (RESTATED)     (RESTATED)    (RESTATED)    (RESTATED)
Sales..............................  $ 28,263      $21,768       $33,412       $  8,982      $ 7,801
Costs and expenses:
  Cost of goods sold...............    24,453       21,018        29,778         11,575        6,508
  Engineering costs................     1,061        1,126         1,434            753          567
  Selling, general and
     administrative expenses.......     7,318        2,705         3,803          2,442        2,083
  Loss on investment activities....    14,096           69         2,662             --           --
  Special investigation costs......     3,673           --            --             --           --
  Provision for settlement of
     shareholder litigation........    20,000           --            --             --           --
  Net interest expense.............       391          174            17             64          486
                                     --------      -------       -------       --------      -------
       Total costs and expenses....    70,992       25,092        37,694         14,834        9,644
                                     --------      -------       -------       --------      -------
Loss before income tax credit and
  equity in earnings of
  affiliate........................   (42,729)      (3,324)       (4,282)        (5,852)      (1,843)
Equity in earnings of affiliate....       959           --            --             --           --
                                     --------      -------       -------       --------      -------
Loss before income tax credit......   (41,770)      (3,324)       (4,282)        (5,852)      (1,843)
Income tax credit..................        --           --            --             --         (171)
                                     --------      -------       -------       --------      -------
       Net loss....................  $(41,770)     $(3,324)      $(4,282)      $ (5,852)     $(1,672)
                                     ========      =======       =======       ========      =======
Net loss per share.................  $  (2.41)     $  (.26)      $  (.31)      $   (.63)     $  (.19)
Weighted average shares
  outstanding......................    17,367       12,678        13,632          9,363        9,027

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

                                                                             RETAINED
                                             COMMON STOCK     ADDITIONAL     EARNINGS       FOREIGN         TOTAL
                                            ---------------    PAID-IN     (ACCUMULATED    CURRENCY     STOCKHOLDERS'
                                            SHARES   AMOUNT    CAPITAL       DEFICIT)     TRANSLATION      EQUITY
                                            ------   ------   ----------   ------------   -----------   -------------
Balance at June 30, 1993..................   6,027   $  60     $   146       $    838                     $  1,044
Contributed capital in connection with
  bridge financing........................                         248                                         248
Proceeds from certain related party
  transactions (Note 15)..................                          31                                          31
Proceeds from public offering, net of
  issuance costs of $943..................   3,000      30       4,634                                       4,664
Net loss..................................                                     (1,672)                      (1,672)
                                            ------   -----     -------       --------        -----        --------
Balance at June 30, 1994..................   9,027      90       5,059           (834)                       4,315
Proceeds from certain related party
  transactions (Note 15)..................                         653                                         653
Exercise of options.......................      79                 149                                         149
Exercise of warrants......................    1626      16       3,793                                        3809
Compensation from option grants...........                          53                                          53
Private placement.........................     450       4       1,136                                       1,140
Net loss..................................                                     (5,852)                      (5,852)
                                            ------   -----     -------       --------        -----        --------
Balance at June 30, 1995..................  11,182     110      10,843         (6,686)                       4,267
Proceeds from certain related party
  transactions (Note 15)..................                       3,091                                       3,091
Exercise of options.......................     382       4         695                                         699
Exercise of warrants......................   2,217      22       5,172                                       5,194
Compensation from option grants...........                          20                                          20
Proceeds from public offering, net of
  issuance costs of $2,730................   2,850      29      22,891                                      22,920
Net loss..................................                                     (4,282)                      (4,282)
                                            ------   -----     -------       --------        -----        --------
Balance at June 30, 1996..................  16,631     165      42,712        (10,968)                      31,909
Proceeds from certain related party
  transactions (Note 15)..................                       2,254                                       2,254
Exercise of options.......................     281       3       3,539                                       3,542
Exercise of warrants......................     172       2         516                                         518
Compensation from option grants...........                          34                                          34
Issuance of Common Stock in connection
  with acquisition of affiliates..........     275       3       4,822                                       4,825
Issuance of Common Stock in connection
  with investments........................     386       4       9,838                                       9,842
Foreign currency translation of equity
  investment..............................                                                   $(233)           (233)
Estimated fair market value of shares to
  be issued in connection with shareholder
  litigation..............................                      18,525                                      18,525
Net loss..................................                                    (41,770)                     (41,770)
                                            ------   -----     -------       --------        -----        --------
Balance at March 31, 1997.................  17,745   $ 177     $82,240       $(52,738)       $(233)       $ 29,446
                                            ======   =====     =======       ========        =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,               FISCAL YEAR ENDED JUNE 30,
                                                        -----------------------   ------------------------------------
                                                          1997         1996          1996         1995         1994
                                                        --------   ------------   ----------   ----------   ----------
                                                                    (RESTATED)    (RESTATED)   (RESTATED)   (RESTATED)
Cash flows from operating activities:
  Net loss............................................  $(41,770)    $ (3,324)     $ (4,282)    $(5,852)     $(1,672)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Provision for settlement of shareholder
    litigation........................................    20,000           --            --          --           --
  Depreciation and amortization.......................       831          346           471         281          176
  Equity in earnings of affiliate.....................      (959)
  Provision for loss on accounts receivable...........       400          309           425         171           49
  Provision for losses on sale of equipment...........       318
  Provision for loss on note receivable...............       100          271           871          --           --
  Provision for loss on investments...................     8,027           --           690          --           --
  Discount on bridge financing........................        --           --            --          --          248
  Other non-cash items................................        34          (49)           19          53           55
  Change in operating assets and liabilities:
    Accounts receivable...............................     5,289       (5,427)       (8,883)     (1,693)        (599)
    Accounts receivable from affiliate................      (676)
    Inventories.......................................       454       (5,000)       (6,067)       (600)         676
    Notes receivable..................................     1,509       (1,406)       (2,040)       (841)          --
    Notes receivable from affiliate...................    (4,129)          --            --          --           --
    Recoverable income taxes..........................    (4,214)         166        (2,366)       (604)        (171)
    Other assets......................................      (582)        (217)         (807)       (487)          (5)
    Accounts payable and accrued expenses.............     6,572       (1,125)           (9)      3,072         (817)
    Income taxes payable..............................        --           --           (20)        (96)        (341)
                                                        --------     --------      --------     -------      -------
        Net cash used in operating activities.........    (8,796)     (15,456)      (21,998)     (6,596)      (2,401)
Cash flows from investing activities:
  Capital expenditures................................    (2,074)      (1,276)       (1,459)       (583)        (332)
  Purchase of available-for-sale securities...........   (27,250)          --        (8,914)         --           --
  Proceeds from sale of available-for-sale
    securities........................................    32,182           --         3,981          --           --
  Purchase of investments.............................    (1,291)        (762)       (2,272)         --           --
  Acquisition of affiliates...........................   (10,351)          --            --          --           --
                                                        --------     --------      --------     -------      -------
        Net cash used in investing activities.........    (8,784)      (2,038)       (8,664)       (583)        (332)
Cash flows from financing activities:
  Net borrowings under line of credit.................     5,406       (1,153)        3,531       1,153          (54)
  Proceeds from equipment lease financing.............       250          702           691         320           --
  Payments on equipment lease financing...............      (282)        (175)         (252)        (56)          --
  Proceeds from exercise of stock options.............     3,542          697           699         149           --
  Proceeds from exercise of warrants..................       518        5,079         5,194       3,809           --
  Net proceeds from public offerings of Common
    Stock.............................................        --       21,699        22,920          --        4,662
  Net proceeds from private placement.................        --           --            --       1,140           --
  Proceeds from certain related party transactions....     2,254        1,956         3,091         653           31
  Proceeds from bridge financing......................        --           --            --          --          550
  Repayment of bridge financing.......................        --           --            --          --         (550)
  Payments on notes payable...........................        --           --            --          --         (925)
  Foreign currency translation of equity investment...      (233)          --            --          --           --
                                                        --------     --------      --------     -------      -------
        Net cash provided by financing activities.....    11,455       28,805        35,874       7,168        3,714
                                                        --------     --------      --------     -------      -------
Net increase (decrease) in cash and cash
  equivalents.........................................    (6,125)      11,311         5,212         (11)         981
Cash and cash equivalents at beginning of period......     6,182          970           970         981           --
                                                        --------     --------      --------     -------      -------
Cash and cash equivalents at end of period............  $     57     $ 12,281      $  6,182     $   970      $   981
                                                        ========     ========      ========     =======      =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..........................................  $    535     $    273      $    342     $    71      $   156
                                                        ========     ========      ========     =======      =======
    Income taxes......................................  $  4,151     $    598      $  2,601     $   716      $   286
                                                        ========     ========      ========     =======      =======
    Non-cash transactions:
      During fiscal 1997, the Company issued Common
      Stock in connection with the acquisition of
      affiliates and in connection with the purchase
      of investments having a fair market value at the
      dates of issuance of $4,825 and $9,842,
      respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

  Basis of Presentation

     The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. The Company's investment in Century Electronics Manufacturing, Inc. ("Century"), of which it had a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on June 30, 1997. Due to the significance of the Company's investment in the investee's capitalization and on the basis of the complementary nature of the companies' products and related development plans, the Company is accounting for its 12% investment in ViA, Inc. using the equity method. See Note 9 and Note
18. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1997 presentation.

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

     The following table sets forth the effects of these adjustments on the Company's financial position and results of operations (in thousands except per share data):

                                                    SIX MONTHS
                                                      ENDED        FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,     -----------------------------
                                                       1996        1996       1995       1994
                                                    ----------    -------    -------    -------
Sales:
  As previously reported..........................   $ 30,192     $37,848    $12,445    $ 8,213
  As adjusted.....................................     17,370      33,412      8,982      7,801

Cost of goods sold:
  As previously reported..........................     17,978      23,636      6,833      4,523
  As adjusted.....................................     15,582      29,778     11,575      6,508

Net income (loss):
  As previously reported..........................      5,805       4,902        874        464
  As adjusted.....................................    (16,221)     (4,282)    (5,852)    (1,672)

Net income (loss) per share:
  As previously reported..........................        .33         .34        .08        .07
  As adjusted.....................................       (.94)       (.31)      (.63)      (.19)

Total assets:
  As previously reported..........................     89,952      55,782     18,199      7,553
  As adjusted.....................................     58,320      41,132      9,550      5,203

Total stockholders' equity:
  As previously reported..........................     70,874      46,045     12,445      6,419
  As adjusted.....................................     36,611      31,909      4,267      4,315

                         CENTENNIAL TECHNOLOGIES, INC.

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                    SIX MONTHS
                                                      ENDED        FISCAL YEAR ENDED JUNE 30,
                                                     DEC. 31,     -----------------------------
                                                       1996        1996       1995       1994
                                                    ----------    -------    -------    -------
Adjustments attributable to Centennial
  Technologies, Inc.:
Reversal of invalid sales transactions............   $ (5,283)    $(3,714)   $(3,455)   $  (413)
Reversal of bill and hold sales transactions......     (6,432)         --         --         --
Reclassification of purchasing agency
  arrangement.....................................       (968)       (585)        --         --
Additional accounts receivable adjustments........       (239)       (136)        (9)        --
                                                     --------     -------    -------    -------
Total adjustments to sales........................    (12,922)     (4,435)    (3,464)      (413)
Corrections to inventory pricing and physical
  counts..........................................     (1,336)     (2,202)    (4,560)    (1,410)
Restoration of inventory related to bill and hold
  sales transactions..............................      3,435          --         --         --
Additional provisions for inventory
  obsolescence....................................       (925)     (1,351)       (78)      (381)
Reversal of certain additions to capital
  equipment, net of related depreciation, which
  were not bona fide..............................        (72)     (2,266)      (223)      (177)
Provision for losses on investment activities.....    (10,811)     (1,496)        --         --
Pre-acquisition advances to subsidiary............     (2,385)     (1,101)        --         --
Other adjustments, net............................       (568)        399      1,043       (211)
Reversal of provisions for income taxes...........      3,788       3,268        556        455
                                                     --------     -------    -------    -------
Total adjustments to net income (loss)............    (21,796)    $(9,184)   $(6,726)   $(2,137)
                                                                  =======    =======    =======
Adjustments attributable to Century Electronics
  Manufacturing, Inc..............................       (358)
                                                     --------
Total adjustments to net income (loss)............   $(22,154)
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

     In order to correct reported amounts for inventory and cost of goods sold, the Company conducted a physical inventory in February 1997 and performed rollback and analytic procedures. The rollback procedures included a determination of purchases, cost of goods sold and other adjustments appropriate for prior periods. The analytic procedures included gross margin analyses as well as a review of inventory schedules prepared in prior periods.

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its recently acquired

                         CENTENNIAL TECHNOLOGIES, INC.

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

  Additional restatement related to Century

     Since the Company filed its Form 10-K, the Company and Century have continued to analyze financial information underlying the Century account balances included in the Form 10-K in order to assess and evaluate the reported financial results. As a result of this continuing analysis, Centennial has restated its previously reported financial results to increase its investments in affiliate and equity in earnings of affiliate by approximately $892,000 as of March 31, 1997.

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

                         CENTENNIAL TECHNOLOGIES, INC.

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

     Any material adverse change in the business of Century Electronics Manufacturing, Inc., ("Century") could have a material adverse effect on the Company's business, financial condition and results of operations. See Note 8 and Note 18.

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

                         CENTENNIAL TECHNOLOGIES, INC.

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

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. Management has decided to focus its financial resources on its core business, and to suspend new investment activities. The Company has written down its portfolio of investments based on an individual assessment of their future viability. See Note 18.

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

5. INVENTORIES

     Inventories consisted of (in thousands):

                                                              MARCH 31,     JUNE 30,      JUNE 30,
                                                                1997          1996          1995
                                                              ---------    ----------    ----------
                                                                           (RESTATED)    (RESTATED)
Raw material, primarily electronic components...............   $3,995        $4,967        $1,143
Work in process.............................................    1,387           882           460
Finished goods..............................................    2,412         2,399           578
                                                               ------        ------        ------
                                                               $7,794        $8,248        $2,181
                                                               ======        ======        ======

                         CENTENNIAL TECHNOLOGIES, INC.

     The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation. See Note 18.

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

7.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following (in thousands):

                                                                                   JUNE 30,
                                                              MARCH 31,    ------------------------
                                                                1997          1996          1995
                                                              ---------    ----------    ----------
                                                                           (RESTATED)    (RESTATED)
Equipment...................................................   $2,809        $1,401        $  747
Equipment under capital leases..............................    1,214         1,012           320
Leasehold improvements......................................       --           196            82
                                                               ------        ------        ------
                                                                4,023         2,609         1,149
Accumulated depreciation and amortization...................      936           576           226
                                                               ------        ------        ------
                                                               $3,087        $2,033        $  923
                                                               ======        ======        ======

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

                         CENTENNIAL TECHNOLOGIES, INC.

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

     On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998. See Note 18.

     The following table presents summary financial information for Century (in thousands):

                                   BALANCE SHEET DATA
                                     MARCH 31, 1997
          Current assets..............................................  $35,547
          Goodwill....................................................   15,735
          Total assets................................................   63,745
          Current liabilities.........................................   32,159
          Working capital.............................................    3,388
          Stockholders' equity........................................   23,366

                              STATEMENT OF OPERATIONS DATA
                       FROM DATES OF ACQUISITION TO MARCH 31, 1997
          Sales.......................................................  $44,346
          Gross margin................................................    5,769
          Net income..................................................    1,555

     The Company had sales to Century of $120,000 during the period. Century is amortizing goodwill over a 10-year period.

9.  OTHER INVESTMENTS

  ViA, Inc.

     In December 1996, the Company issued 156,000 unregistered shares of its Common Stock in exchange for a 12% interest in ViA, Inc. a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial is accounting for this investment using the equity method, and is amortizing the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment, for an aggregate amount of $585,000, as loss on investment activities. See Note 18.

                         CENTENNIAL TECHNOLOGIES, INC.

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

                         CENTENNIAL TECHNOLOGIES, INC.

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

  Other Investments

     During fiscal 1996, the Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology, when and if implemented, could be used to increase the speed and processing capabilities of PC Cards. During fiscal 1997, the Company increased its investment by $164,000. This investment is accounted for using the cost method. See Note 18.

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997.

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

10.  DEBT

  Note Payable

     The Company had a revolving line of credit agreement with a bank that limited borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement was collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was subsequently extended to August 15, 1997. The defaulted credit agreement

                         CENTENNIAL TECHNOLOGIES, INC.

bore interest at the bank's prime interest rate (8.25% and 9.0% at June 30, 1996 and 1995, respectively). The forbearance agreement set the interest rate at 9.5%. At March 31, 1997, June 30, 1996 and 1995, the Company had utilized approximately $10.1 million, $4.7 million and $1.2 million, respectively, under these credit agreements.

  New Credit Agreement with Congress Financial Corp.

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. See Note 18.

  Capital Leases

     The Company leased certain equipment under three year lease financing agreements with the bank that was providing the Company with its line of credit. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. On August 15, 1997, the Company paid in full its lease obligations to the bank that had been providing the Company with its line of credit. See Note 18.

     The Company leases its facilities under operating leases with renewal options, which expire at various dates through 2001. Under certain leases, the Company is obligated to pay its pro-rata share of operational and maintenance costs.

     At March 31, 1997, the minimum annual rental commitments under non-cancelable lease obligations are as follows (in thousands):

                                                           CAPITAL   OPERATING
                                                           LEASES     LEASES
                                                           -------   ---------
     Year ending March 31,
     1998................................................   $671      $  427
     1999................................................     --         242
     2000................................................     --         231
     2001................................................     --         233
     2002................................................     --         238
                                                            ----      ------
     Total minimum lease payments........................   $671      $1,371
                                                            ====      ======

     Rental expense under operating leases totaled approximately $312,000, $396,000, $330,000 and $229,000 in fiscal 1997, 1996, 1995 and 1994, respectively. Rental expense for the nine months ended March 31, 1996 was $285,000.

11.  INCOME TAXES

     The income/(loss) before income taxes consisted of the following (in thousands):

                               NINE MONTHS
                                  ENDED          YEAR ENDED JUNE 30,
                                MARCH 31,    ---------------------------
                                  1997        1996      1995      1994
                               -----------   -------   -------   -------
     U.S.....................   $(42,104)    $(4,052)  $(5,668)  $(1,695)
     Foreign.................        334        (230)     (184)       23
                                --------     -------   -------   -------
                                $(41,770)    $(4,282)  $(5,852)  $(1,672)
                                ========     =======   =======   =======

                         CENTENNIAL TECHNOLOGIES, INC.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

                                                      NINE MONTHS
                                                         ENDED         YEAR ENDED JUNE 30,
                                                       MARCH 31,     -----------------------
                                                         1997        1996     1995     1994
                                                      -----------    -----    -----    -----
     Tax benefit at U.S. statutory rates............     (34.0)%     (34.0)%  (34.0)%  (34.0)%
     State taxes net of federal benefit.............      (6.1)       (6.1)    (6.1)    (6.1)
     Change in valuation allowance..................      39.8        57.2     40.1     30.9
     Valuation allowance related to stock options...        --       (18.1)      --       --
     Other..........................................       0.3         1.0       --       --
                                                         -----       -----    -----    -----
                                                            --%         --%      --%    (9.2)%
                                                         =====       =====    =====    =====

     The components of deferred income taxes are as follows (in thousands):

                                                                                JUNE 30,
                                                               MARCH 31,   -------------------
                                                                 1997        1996       1995
                                                               ---------   --------   --------
     Allowance for doubtful accounts.........................  $     95    $     92   $    49
     Notes receivable reserve................................       391         351        --
     Inventory reserve and capitalization....................     1,065         982       144
     Investment reserve......................................     5,235         503        --
     Accrued expenses........................................       139          42         6
     Equipment, net..........................................       276         209         4
     Net operating losses....................................    15,497       3,438     2,901
                                                               --------    --------   -------
                                                                 22,698       5,617     3,104
     Less valuation allowance................................   (22,698)     (5,617)   (3,104)
                                                               --------    --------   -------
     Net deferred taxes......................................  $     --    $     --   $    --
                                                               ========    ========   =======

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

     In March 1996, the Company conducted a public offering of 2,700,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters

                         CENTENNIAL TECHNOLOGIES, INC.

exercised their option to purchase 150,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.

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

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal 1997 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Compensation costs of $34,000, $20,000 and $53,000 has been recognized for the nine months ended March 31, 1997, fiscal 1996 and fiscal 1995, respectively. No compensation cost was recognized for the nine months ended March 31, 1996. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and net loss per share for the nine months ended March 31, 1997 and for fiscal 1996 would have been increased to the pro forma amounts indicated below:

                                                   1997                               1996
                                       -----------------------------      -----------------------------
                                          NET LOSS         NET LOSS          NET LOSS         NET LOSS
                                       (IN THOUSANDS)      PER SHARE      (IN THOUSANDS)      PER SHARE
                                       --------------      ---------      --------------      ---------
As Reported..........................     $(41,770)         $(2.41)          $(4,282)           $(.31)
Pro forma............................     $(47,699)         $(2.75)          $(5,014)           $(.37)

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

     A summary of the status of the Company's stock option plans as of March 31, 1997 and June 30, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                          1997                        1996                      1995
                                -------------------------   ------------------------   -----------------------
                                            AVERAGE PRICE              AVERAGE PRICE             AVERAGE PRICE
                                 NUMBER       PER SHARE      NUMBER      PER SHARE     NUMBER      PER SHARE
                                 ------     -------------    ------    -------------   ------    -------------
Options outstanding at
  beginning of period.........    986,200                    848,800                         0
Granted.......................  1,075,100      $21.78        659,800       $7.77       981,900       $1.91
Exercised.....................   (281,100)     $12.60       (382,400)      $1.85       (79,500)      $1.92
Cancelled.....................       (600)     $ 2.77       (140,000)      $3.85       (53,600)      $1.75
                                ---------      ------       --------       -----       -------       -----
Outstanding at period end.....  1,779,600      $14.26        986,200       $5.59       848,800       $1.92
Options exercisable at
  March 31, 1997..............    569,330                    152,500                   155,000
Fair value of options
  granted during the year.....                 $11.79                      $4.21

     The following table summarizes information about stock options outstanding at March 31, 1997:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
                                   REMAINING
   RANGE OF         NUMBER        CONTRACTUAL      WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING         LIFE          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$  1.75-$2.77        253,300        7.5 years           $ 1.83          127,500          $ 1.87
$ 6.40-$13.88        605,400          9 years           $ 8.21          322,478          $ 7.85
$20.50-$29.38        920,900       9.25 years           $21.67          119,352          $20.98
$ 1.75-$29.38      1,779,600       8.75 years           $14.26          569,330          $ 9.26

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

     The Court granted preliminary approval of the Settlement Agreement of the Consolidated Litigation on February 13, 1998.

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

     The Settlement Agreement must be presented to class members for consideration and to the Court for final approval. If a sufficiently large number of class members opt not to participate in the Settlement Agreement, it may be withdrawn. No assurance can be given that the Court will grant final approval of the Settlement Agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the Settlement Agreement.

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

                         CENTENNIAL TECHNOLOGIES, INC.

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

     Advent Technology Management, Inc. ("ATM") has purported to exercise an alleged option to acquire one million shares of the Company's Common Stock in exchange for certain shares of common stock of WebSecure, Inc. (the "Securities") which were in the possession of the Company and which ATM asserts to be the property of ATM. ATM has presented documents to the Company purporting to show the acknowledgement of Emanuel Pinez as then Chairman and Chief Executive Officer of the Company to an arrangement whereby the Company was holding the Securities for the account of ATM and whereby ATM was given the option to exchange the Securities for 409,600 shares of the Company's Common Stock, and purporting to show the acknowledgement of James M. Murphy as then Chief Financial Officer of the Company that the Securities were held for the account of ATM. The records of the Company do not indicate that the alleged arrangement was ever disclosed to the Company's Board of Directors or recorded in its financial records. To the contrary, the Securities were at all times reflected in the financial records of the Company as the property of the Company and were in part sold by the Company. The Company does not believe that the arrangement was valid or that the alleged option is enforceable. See Note 18.

18.  SUBSEQUENT EVENTS

  Credit Agreements with Congress Financial

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

     On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities described in Note 10 of the Notes to Consolidated Financial Statements.

  Settlement with Advent Technology Management Corporation

     On October 22, 1997, the Company entered into an Agreement of Settlement and Release with Advent Technology Management Corporation ("ATM") whereby, among other things, the Company and ATM exchanged mutual general releases, including any claim that ATM had with regard to any interest in the Securities or the option arrangement described in Note 17 of the Notes to Consolidated Financial Statements.

                         CENTENNIAL TECHNOLOGIES, INC.

  Litigation with ITP Employees and Partial Settlement

     On August 11, 1997, a lawsuit was filed by four former employees (the "Employees") of Intelligent Truck Project, Inc. ("ITP") against the Company alleging, among other things, that the Employees relied on certain representations and warranties as to the financial statements of the Company in exchanging their ITP shares for the Company's shares. The Company filed a notice of removal of this action to the United States District Court for the Southern District of Florida, where it is currently pending. The Company disputes several of the claims made in this action, and plans to pursue its defenses vigorously.

     On October 20, 1997, the Company and one of the Employees entered into a Severance, Settlement and Release Agreement whereby the Employee, among other things, agreed to release the Company and its officers and directors from any claims he had made in the lawsuit described above.

  Sale of Investment in Century Electronics Manufacturing, Inc.

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, recovered a warrant for the purchase of 250,000 shares of Century common stock, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of interest due on the note and debenture. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

  Investments

     The Company has continued to monitor the financial performance of several development stage businesses in which the Company invested during fiscal 1997 and 1996, and to assess their future viability. The Company's review of subsequent financial information from these investee companies, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to deem it prudent to reserve the carrying value of its investments in these development stage companies of approximately $5.1 million in the second quarter of fiscal 1998.

  Inventories

     The Company is presently in a dispute with Philips Home Services, Inc., a subsidiary of Philips Electronics, N.V. ("Philips") regarding inventory specifically purchased and manufactured pursuant to a purchase order from Philips (the "Philips Inventory"). Philips later attempted to cancel a portion of the purchase order. The Company disputes the claim that the purchase order cancellation was effective.

     On August 28, 1997, the Company filed suit against Philips, and included claims of breach of contract and violations of Massachusetts state law prohibitions against unfair and deceptive acts or practices. On October 10, 1997, Philips filed an answer denying several of the allegations of the complaint.

     The Company continues to expect to recover fully its inventory costs. However, considerations regarding the legal costs and inherent uncertainties involved in litigation led the Company in the second quarter of fiscal 1998 to believe it more prudent to reserve the cost of the Philips Inventory of approximately $1.8 million.

                         CENTENNIAL TECHNOLOGIES, INC.

  Infos International, Inc.

     In lieu of an agreement incorporating the terms of the agreement in principal reached between the Company and Infos International, Inc. on May 14, 1997 regarding the resolution of potential claims surrounding the original acquisition agreement, as described in Note 9, on February 6, 1998, the Company, Infos and shareholders of Infos entered into a transaction whereby the Company agreed to return its shares of Infos in exchange for an agreement to sell Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. The parties also agreed to exchange mutual releases of any claims arising from the original acquisition agreement.

                         CENTENNIAL TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
    FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND FISCAL 1996, 1995 AND 1994

                                                                     SCHEDULE II

                                           BALANCE AT    CHARGED TO   CHARGED TO
                                          BEGINNING OF   COSTS AND      OTHER                   BALANCE AT END
              DESCRIPTION                    PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
              -----------                 ------------   ----------   ----------   ----------   --------------
Accounts receivable allowance
  Nine months ended March 31, 1997......      $375         $  400                     $ 83          $  692
                       Fiscal 1996......       131            425                      181             375
                       Fiscal 1995......       100            171                      140             131
                       Fiscal 1994......        51             49                        0             100
Notes receivable reserve
  Nine months ended March 31, 1997......      $871         $  100                                   $  971
                       Fiscal 1996......         0            871                                      871
                       Fiscal 1995......         0              0                                        0
                       Fiscal 1994......         0              0                                        0
Investment reserve
  Nine months ended March 31, 1997......      $646         $8,023                                   $8,669
                       Fiscal 1996......         0            646                                      646
                       Fiscal 1995......         0              0                                        0
                       Fiscal 1994......         0              0                                        0

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Century Electronics Manufacturing,
Inc.:

     We have audited the accompanying consolidated balance sheet of Century Electronics Manufacturing, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, retained earnings, and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Electronics Manufacturing, Inc. and subsidiaries as of March 31, 1997, and the results of its operations and its cash flows for the nine month period then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's subsidiaries incurred losses from operations in prior periods. Management's plans in regard to these matters are also described in Note A. In addition, as further discussed in Note A to the financial statements, legal complaints have been filed against the Company's parent, Centennial Technologies, Inc. (Centennial), including approximately 35 purported class action lawsuits by certain of Centennial's stockholders. Centennial has received preliminary court approval of a proposed settlement of these stockholder lawsuits. The prior losses from operations and the absence of a final shareholder settlement raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

                                            /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
April 24, 1998

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                ASSETS
Current assets:
  Cash and cash equivalents.................................  $   413
  Restricted cash...........................................    3,790
  Accounts receivable, net of allowances of $32.............   13,306
  Inventories...............................................   16,312
  Other current assets......................................    1,726
                                                              -------
Total current assets........................................   35,547
Property, plant and equipment, less accumulated
  depreciation of $527......................................   12,446
Goodwill....................................................   15,735
Other assets................................................       17
                                                              -------
Total assets................................................  $63,745
                                                              =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and bank overdraft facility.................  $ 1,015
  Notes payable to affiliate................................    4,129
  Obligations under capital leases..........................    1,879
  Accounts payable and accrued expenses.....................   23,520
  Accounts payable to affiliate.............................      676
  Income taxes payable......................................      940
                                                              -------
  Total current liabilities.................................   32,159
Mortgage notes payable......................................    1,871
Long-term obligations under capital leases..................    2,679
Minority interest...........................................    3,670
Contingencies (Note J)
Stockholders' equity:
  Common Stock, $.01 par value; 20,000,000 shares
     Authorized, 11,568,963 shares issued and outstanding...      116
Additional paid-in capital..................................   22,042
Retained earnings...........................................    1,555
Foreign currency translation................................     (347)
                                                              -------
Total stockholders' equity..................................   23,366
                                                              -------
Total liabilities and stockholders' equity..................  $63,745
                                                              =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Sales.......................................................  $44,346
Cost of goods sold..........................................   38,577
                                                              -------
          Gross margin......................................    5,769
Selling, general and administrative expenses................    3,455
                                                              -------
          Operating profit..................................    2,314
Net interest income.........................................      175
                                                              -------
Income before income taxes and minority interest in loss
  of subsidiary.............................................    2,489
Interest in loss of subsidiary attributable to minority
  owner.....................................................       80
                                                              -------
Income before income taxes..................................    2,569
Provision for income taxes..................................    1,014
                                                              -------
Net income..................................................  $ 1,555
                                                              =======
Net income per share........................................  $   .17
Weighted average shares outstanding.........................    9,178

   The accompanying notes are an integral part of the consolidated financial statements.

                     CENTURY ELECTRONIC MANUFACTURING, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                             (AMOUNTS IN THOUSANDS)

                           COMMON STOCK
                          ---------------   ADDITIONAL PAID-IN   RETAINED   FOREIGN CURRENCY   TOTAL STOCKHOLDERS'
                          SHARES   AMOUNT        CAPITAL         EARNINGS     TRANSLATION            EQUITY
                          ------   ------   ------------------   --------   ----------------   -------------------
Shares issued in
  connection with
  acquisition of
  subsidiaries..........  11,569    $116         $22,042                                             $22,158

Foreign currency
  translation...........                                                         $(347)                 (347)

Net income..............                                          $1,555                               1,555
                          ------    ----         -------          ------         -----               -------
                          11,569    $116         $22,042          $1,555         $(347)              $23,366
                          ======    ====         =======          ======         =====               =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED MARCH 31, 1997
                             (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
  Net income................................................  $  1,555
  Adjustments to reconcile net loss to net cash used for
     operating activities:
  Depreciation and amortization.............................     2,286
  Minority interest.........................................        80
  Other non-cash items......................................      (140)
  Change in operating assets and liabilities:
     Accounts receivable....................................    (3,827)
     Inventories............................................    (5,448)
     Other assets...........................................      (801)
     Accounts payable and accrued expenses..................     3,443
     Income taxes payable...................................       940
     Accounts payable to affiliate..........................       676
                                                              --------
          Net cash used in operating activities.............    (1,236)
Cash flows from investing activities:
  Capital expenditures......................................    (5,157)
  Funds designated for plant expansion......................    (3,790)
  Funds contributed by joint venture affiliate..............     3,750
  Acquisition of businesses, less cash acquired.............    (8,236)
                                                              --------
          Net cash used in investing activities.............   (13,433)
Cash flows from financing activities:
  Net borrowings under bank overdraft facilities............       392
  Proceeds from equipment lease financing...................     3,648
  Payments on equipment lease financing.....................    (1,114)
  Net proceeds from issuance of shares to affiliate.........     8,374
  Proceeds from notes payable to affiliate..................     4,129
  Foreign currency translation..............................      (347)
                                                              --------
          Net cash provided by financing activities.........    15,082
                                                              --------
Net increase in cash........................................       413
Cash and cash equivalents at beginning of period............        --
                                                              --------
Cash and cash equivalents at end of period..................  $    413
                                                              ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    190
                                                              ========
     Income taxes...........................................  $     --
                                                              ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    CENTURY ELECTRONICS MANUFACTURING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Century Electronics Manufacturing, Inc. ("Century" or the "Company") was formed during fiscal 1997 by Centennial Technologies, Inc. ("Centennial").

     The consolidated financial statements of the Company include the accounts of the Company and all wholly-owned subsidiaries. On March 14, 1997, the Company and Centennial signed a letter of intent in which Centennial would contribute its interest in its Thailand joint venture to Century and, accordingly, for financial statement presentation purposes, these accompanying financial statements retroactively include the accounts of Thailand on a combined basis. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course. The Company's subsidiaries experienced losses from operations in prior periods. The Company has taken measures to reduce those losses, and has reported net income for the nine months ended March 31, 1997. If revenues are not maintained or bank financing were to become unavailable, it would significantly impair the ability of the Company to continue as a going concern.

     The Company's parent at March 31, 1997, Centennial Technologies, Inc., is a defendant in certain litigation, including approximately 35 purported class action lawsuits by certain of Centennial's stockholders. Centennial and certain other parties have received preliminary court approval of a proposed settlement of these stockholder law suits. No assurance can be given that the litigation would not affect the Company and result in an outcome which would significantly impair the ability of the Company to continue as a going concern.

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

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Goodwill

     Goodwill arising from the excess of the purchase price over the fair market value of tangible assets acquired is being amortized over ten years. It is the Company's policy to evaluate periodically the carrying value of its intangible assets and adjustments are made if necessary. For purposes of presentation in the accompanying financial statements, the goodwill related to the acquisition of DCI has been pushed down from Centennial's financial statements to Century's financial statements due to Centennial's ownership position of 75% on the acquisition date and of 67% at March 31, 1997 and the significant control in Century that Centennial maintained.

     Subsequent to March 31, 1997, Centennial reduced its ownership position in the Company to a minority ownership. As a result of this ownership change, which occurred on July 1, 1997, the Company has revised the purchase accounting treatment of goodwill related to the DCI acquisition as a re-capitalization, and has shortened the amortization period related to Triax goodwill to 5 years.

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

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

B.  BUSINESS ACQUISITIONS

  Design Circuits, Inc.

     On July 10, 1996, Centennial acquired a majority interest in Design Circuits, Inc. ("DCI"), a contract manufacturing business which provides customized, integrated manufacturing services to original equipment manufacturers, for approximately $3.2 million in cash, 250,000 shares of Centennial common stock (as adjusted for a 2 for 1 stock split which Centennial effected in November 1996) and the assumption of approximately $2.2 million of debt (which Centennial paid) and approximately $2.2 million of other liabilities. Outside investors also contributed approximately $2.4 million in cash for their minority interest. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets, based on their fair market values, and to goodwill.

     The Company allocated the purchase price as follows (in thousands):

Current assets..............................................  $ 5,262
Equipment...................................................    1,665
Other noncurrent assets.....................................       22
Goodwill....................................................    9,425
Liabilities assumed.........................................   (4,403)
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

  Triax Technology Group Limited

     On November 5, 1996, the Company acquired Triax Technology Group Limited ("Triax"), a contract manufacturing business located in the United Kingdom for approximately $4.3 million in cash, 2,239,500 shares of its common stock, and the assumption of certain liabilities. Centennial also contributed 25,000 shares of its common stock as a finder's fee. The Company accounted for the transaction using the purchase method of accounting. The purchase price was allocated to tangible assets, based on their fair market values, and to goodwill.

     The Company allocated the purchase price as follows (in thousands):

Current assets..............................................  $ 16,779
Property, plant and equipment...............................     6,152
Other noncurrent assets.....................................       505
Goodwill....................................................     8,064
Liabilities assumed.........................................   (21,958)
                                                              --------
                                                              $  9,542
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

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Pro Forma Financial Data

     Presented below are pro forma financial data for fiscal 1997 and the year ended June 30, 1996 reflecting the impact of the acquisitions on the Company's financial results as if they had occurred as of the beginning of the respective period (in 000's except for per share data):

                                                          1997      1996
                                                          ----      ----

Sales..................................................  $54,719   $34,517
Net income (loss)......................................      306    (2,575)
Net income per share (loss)............................      .03      (.22)

C.  REFINANCING TRANSACTION WITH CENTENNIAL TECHNOLOGIES, INC.

     On March 14, 1997, the Company and Centennial signed a letter of intent in which the Company agreed to redeem a portion of its Century shares in exchange for $1.25 million in cash and a $6.0 million subordinated debenture, reducing Centennial's equity ownership position to 45%. The debenture bears interest at 6% per annum and matures in 10 years. Under certain conditions, the debenture will be convertible into common stock of an entity with which Century may merge. In addition, Centennial agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay its 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On July 1, 1997, the aforementioned transaction was consummated. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million promissory note due December 1998 bearing interest at 9% per annum.

D.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              MARCH 31,
                                                                1997
                                                              ---------
Raw material, primarily electronic components...............   $11,523
Work in process.............................................     4,789
Finished goods..............................................        --
                                                               -------
                                                               $16,312
                                                               =======

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

E.  PROPERTY, PLANT AND EQUIPMENT

                                                              MARCH 31,
                                                                1997
                                                              ---------

Equipment...................................................   $ 3,609
Equipment under capital leases..............................     6,030
Leasehold improvements......................................       688
Land and building...........................................     2,646
                                                               -------
                                                                12,973
Accumulated depreciation and amortization...................       527
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

     At March 31, 1997, the minimum annual rental commitments under non-cancelable lease obligations are as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                              -------    ---------
Year ending March 31,
  1998......................................................   $2,174       $143
  1999......................................................    2,123
  2000......................................................      780
                                                               ------       ----
Total minimum lease payments................................    5,077       $143
                                                                            ====
Less amounts representing interest..........................     (519)
                                                               ------
Present value of future minimum lease payments..............    4,558
Less current portion........................................   (1,879)
                                                               ------
                                                               $2,679
                                                               ======

     Rental expense under operating leases totaled approximately $184,000 in fiscal 1997.

     The lease commitment for the plant and equipment was terminated in September of 1997 when the Company leased a new facility for a term of 10 years at an annual cost of $324,000.

G.  INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

U.S.........................................................  $ (280)
Foreign.....................................................   2,849
                                                              ------
                                                              $2,569
                                                              ======

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes consisted of the following (in thousands):


Federal.....................................................  $   60
State.......................................................      14
Foreign.....................................................     940
                                                              ------
                                                              $1,014
                                                              ======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

Federal tax expense at statutory rate.......................   34.0%
State income taxes, net of federal benefit..................    0.4
Non-deductible expenses.....................................   23.3
Difference in tax rates of foreign jurisdictions............    1.1
Valuation allowance and other...............................  (19.3)
                                                              -----
                                                               39.5%
                                                              =====

     As of March 31, 1997, the Company had a Federal net operating loss ("NOL") carryforward of approximately $5 million, which will expire at various dates through 2012. The NOL relates to an acquired business, and occurred prior to such acquisition. Accordingly, realization of the NOL, if any, will be first applied as a reduction of goodwill.

H.  EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Retirement Plan under which substantially all employees of the Company's U.S. subsidiary are eligible to participate. Under the Plan, employees may contribute up to 15% of their compensation, or approximately $10,000. The Company, at its discretion, may contribute an amount up to 7 1/2% of employees' compensation, and may also, at its discretion, contribute a bonus, which would be determined using a uniform percentage of the compensation of each employee.

I.  STOCK OPTIONS

     Pursuant to an agreement dated August 4, 1996, the Company established the 1996 Stock Option Plan (the "Plan"), which permits the grant of options to acquire common stock to officers and key employees of the Company. At March 31, 1997, 1,450,000 shares of common stock were reserved for issuance pursuant to the Plan. The Plan includes various criteria, including service time and change in control.

     During the period from July 10, 1996 to March 31, 1997, the Company granted 752,500 options with exercise prices between $1.75 and $2.00, which approximated the fair market value per share on the grant dates. 563,000 options were exercisable at March 31, 1997.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its Plan. No compensation expense was recorded during the period from July 10, 1996 to March 31, 1997 under APB 25.

     Had compensation expense for the options granted been determined based on the fair value of the options at the grant date consistent with the optional fair value based method of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income for the period July 10, 1996 to March 31, 1997 would have been decreased to approximately $1,500,000 on a pro forma basis. In computing this pro forma amount for the period, the Company has assumed a weighted average risk of return of 6.5%, an expected life of six years and no dividends. The average fair value of the options granted during the period is estimated to be $.61 on the date of the grant.

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effects on the pro forma net income obtained from applying SFAS 123 may not be representative of the effects on reported net income for future years.

J.  CONTINGENCIES

     On February 11, 1998, the Company received a notice from the United Kingdom Inland Revenue ("Inland Revenue") stating that the Company's operation in St. Alban's had violated various customs, duty and value-added tax ("VAT") regulations. The Inland Revenue claims that the amounts due to be paid by the Company are approximately $740,000 and $3,300,000, plus interest for customs and duty, and for VAT, respectively, for the period February 1996 to January 1998. The Company is currently negotiating with Inland Revenue to determine the ultimate liability, if any, and to determine if an extended payment schedule can be arranged if the Company cannot negotiate a resolution of these claims. The ultimate outcome of these negotiations is uncertain, and therefore the Company has not recorded this potential liability in these financial statements.

     If the Company were unsuccessful in its negotiations, any customs and duty liability would result in a direct charge to income. Any VAT liability would not result in a charge to income, as the VAT is a tax on shipments to the European Community that would be refunded upon shipment by Triax to its customers.

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated financial position of the Company.

K.  RESTATEMENT OF PRIOR REPORTED FINANCIAL RESULTS

     Since the filing of Centennial's Form 10-K, the Company and Centennial have continued to analyze financial information underlying the Century account balances included in the Form 10-K in order to assess and evaluate the financial results reported therein. As a result of this analysis, the Company and Centennial have restated previously reported financial results as follows:

     In the Form 10-K, certain invoices from a major vendor of Triax were included as part of cost of goods sold in the statement of operations for the nine months ended March 31, 1997. It was subsequently determined that Triax should have recorded these invoices as accounts payable on Triax's balance sheet as of the date Century acquired Triax. The adjustment for these invoices amounted to approximately $1,765,000, and result in a decrease in prior reported costs of goods sold and an increase in prior reported net income, as well as an adjustment to increase the goodwill related to Century's acquisition of Triax.

     The Company also identified other miscellaneous adjustments primarily related to inventory and accounts receivable, which result in an increase in net income of approximately $123,000.

     The Company has also made adjustments to the tax provision previously reported in the Form 10-K as a result of the restatements referenced above.

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     These adjustments had the following effect as of March 31, 1997:

                                                              AS PREVIOUSLY
                                                                REPORTED      ADJUSTED
                                                              -------------   --------

Sales.......................................................     $44,346      $44,346
Cost of goods sold..........................................      40,438       38,577
Selling, general and administrative expenses................       3,140        3,455
Income before income taxes..................................         738        2,569
Provision for income taxes..................................         514        1,014
Net Income..................................................         224        1,555
Total Assets................................................     $62,550      $63,745
Total Liabilities...........................................      40,515       40,379
Total Stockholders' Equity..................................      22,035       23,366

L.  SUBSEQUENT EVENTS

     On July 1, 1997, the Company's wholly-owned subsidiary, Design Circuits, Inc. ("DCI") entered into a loan facility with Congress Financial Corporation (the "Loan Agreement") which provides for a $1.0 million term loan at prime plus 1.5%, payable in 60 installments, and a $6.0 million revolving facility at prime plus 1.5%, and a $3.0 million letter of credit facility. The amount of credit available under the revolving facility is based upon the levels of eligible accounts receivable and raw materials inventory. The total availability of the loans and letter of credit facility may not exceed $7.0 million, and the total of the revolving and letter of credit facilities may not exceed $6.75 million.

     Also on July 1, 1997, the Company issued $2.0 million of convertible notes to unrelated investors with an interest rate of 7.5% due at maturity, which is June 30, 1998. The notes are convertible into Century common shares at a conversion rate of $3 per share.

     In September 1997, the Company entered into a purchase and sale agreement to acquire the remaining 49% interest in the Thailand joint venture for 750,000 shares of Century common stock and 100,000 warrants for the purchase of Century Common Stock at $5 per share. The estimated value of the consideration paid approximated the fair value of the net assets acquired.

     In February 1998, the Company amended its Articles of Incorporation to authorize the issuance of 2,739,726 shares of Series A Convertible Preferred Stock ("Series A") and 666,667 shares of Series B Convertible Preferred Stock ("Series B"). The Company also amended its Articles of Incorporation to reduce the number of authorized shares of the Company's common stock from 20,000,000 to 17,593,607 shares.

     Also in February 1998, a venture fund invested $10 million for 2,739,726 shares of Series A. Series A stock has voting rights equal to the number of shares into which the stock may convert, as well as a liquidation preference of $20 million. Series A stock also has preference in conversion upon the public offering of common stock of the Company.

     The Company utilized the proceeds of the Series A offering, as well as the issuance of 666,667 shares of Series B to Centennial, to repurchase 3,683,635 shares of Century common stock held by Centennial. Also pursuant to this transaction, the Company repaid the $1.89 million note to Centennial, reacquired the related 250,000 common stock warrants, and repaid the $6 million convertible debenture to Centennial. The interest due on the note and debentures was forgiven. The remaining 175,000 common shares of Century held by Centennial were distributed to a financial intermediary as a brokerage fee.

     Subsequent to the transaction, Centennial holds only Series B stock, which is convertible into common shares and is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares. Independent investors, and the officers and directors of the Company own the remainder. Series B stock is

                    CENTURY ELECTRONICS MANUFACTURING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

convertible into common shares of the Company. The stock has no dividend, and is non-voting. It has liquidation preferences of $4 million senior to the common shareholders and subordinate to the Series A holders.

     The following represents the outstanding equity structure of Century immediately following these transactions: 2,739,726 shares of Series A Convertible Preferred Stock, 666,667 shares of Series B Convertible Preferred Stock, 5,816,453 shares of Common Stock, 970,500 common stock options with exercise prices between $1.75 and $2.00, and 100,000 common stock warrants with an exercise price of $5.00.

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

     The following table sets forth the Directors of the Company, the year each Director was elected as a Director, and the positions and officers currently held by each Director with the Company. For information about the ownership of the Company's Common Stock held by each Director, see "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

William J. Shea..............  Chairman of the Board of Directors since November
                               1997; Vice Chairman, Chief Financial Officer and Treasurer of BankBoston Corporation, a registered bank holding company with national and international operations, from 1993 to 1997; various positions with Coopers & Lybrand L.L.P., a public accounting firm, from 1974 to 1993, including most recently Vice Chairman and Senior Partner. Age 50; director of the Company since 1996.

John J. Shields..............  Vice Chairman of the Board of Directors of the
                               Company since August 1996; President and Chief Executive Officer of King's Point Holdings, Inc., a company principally engaged in venture capital, technical consulting and cranberry cultivation, since 1993; President and Chief Executive Officer of Computervision Corporation, a publicly traded company that provides computer-aided design solutions for complex mechanical and electrical systems, from 1990 to 1993; director of Ionics, Inc., a publicly traded company principally engaged in water purification. Age 58; director of the Company since 1996.

J.P. Luc Beaubien............  Principal of The Boston Agent, a Boston-based venture consulting firm, since 1987; Chairman of the Board and Chief Financial Officer of Broadband Networks, Inc., a manufacturer of analog fiberoptic equipment, from 1992 to 1996; General Partner of Zero Stage Capital V Limited Partnership, a venture capital firm, from 1994 to 1996. Age 42; director of the Company since 1994.

Jay M. Eastman, Ph.D. .......  President and Chief Executive Officer of Lucid
                               Technologies, Inc., a manufacturer of confocal diagnostic medical imaging systems and OEM color and optical density measurement systems, since 1991; Senior Vice President of Strategic Planning of PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products, from 1996 to 1997; Executive Vice President of PSC Inc., from 1986 to 1995; director of PSC, Inc.; director of Electric Fuel Corporation, a publicly-held manufacturer of batteries for electric vehicles and portable equipment; director of Chapman Instruments, Inc., a manufacturer of precision surface profiling instruments; director of Dimension Technologies, Inc., a developer and manufacturer of 3D computer and video displays. Fellow of the Optical Society of America; honorary member of the Rochester Chapter of the Optical Society of America. Dr. Eastman is a named inventor on 17 United States patents and 1

                               European patent. Age 49; director of the Company since October 1997.

L. Michael Hone..............  President and Chief Executive Officer of the
                               Company since August 1997; Chairman and Chief Executive Officer of PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products, from 1992 to 1997; director of Verax Systems, Inc., a company principally engaged in the design of statistical process control software; director of Rochester Healthcare Information Group, Inc., a company principally engaged in providing data processing management to the health care industry; director of Association for the Blind and Visually Impaired, Inc., a company principally engaged in assisting the blind and visually impaired to achieve vocational and social independence; director of AIM International, Inc. and AIM USA, Inc., trade associations for the automatic data capture industry; director of the Boy Scouts of America, Inc., Oceana County, New York Council. Mr. Hone is a named inventor on 5 United States patents. Age 47; director since August 1997.

William M. Kinch.............  Founder and President of Kinch Associates, Inc.,
                               an international trade and consulting firm, since 1989; Chairman of the Board of Directors of Inoac USA, Inc., a trading subsidiary of a Japanese company, from 1989 to 1996; Chairman of the Board of Directors of Woodbridge Inoac, Inc., a manufacturer of auto parts, from 1992 to 1996; member of the Board of Directors of Century Electronics Manufacturing (Thailand) Limited, an affiliate of the Company. Age 65; director of the Company since 1995.

Emanuel Pinez................  Chief Executive Officer and Chairman of the Board
                               of Directors of the Company from 1987 to 1997. Age 59; a director of the Company since 1987.

EXECUTIVE OFFICERS AND MANAGEMENT OF THE COMPANY

     The executive officers and management of the Company, their ages and positions held in the Company, are as follows:

NAME                                  AGE                      POSITION
----                                  ---                      --------
L. Michael Hone.....................  47     President and Chief Executive Officer
Eugene M. Bullis....................  52     Interim Chief Financial Officer
Donald R. Peck......................  40     Secretary, Treasurer and General Counsel
Richard N. Stathes..................  51     Senior Vice President of Sales and Marketing
Jacques Assour......................  64     Senior Vice President of Operations
Kathleen C. Little..................  32     Vice President -- Finance

     Executive officers are elected by and serve at the pleasure of the Board of Directors. The following is a brief summary of the background of each executive officer of the Company, with the exception of Mr. Hone, whose background is summarized above:

     Eugene M. Bullis, Interim Chief Financial Officer. Mr. Bullis has served as the Company's Interim Chief Financial Officer since February 1997. Since March 1998, Mr Bullis has also served as Senior Vice President and Chief Financial Officer of Physicians Quality Care, Inc., a company that provides practice management services for multi-specialty medical practice groups. Mr. Bullis also served as Chief Financial Officer of Computervision Corporation, a publicly traded company that provides computer-aided design solutions for complex mechanical and electrical systems, from October 1997 to January 1998. Mr. Bullis was

Senior Vice President, Finance and Strategy of AGS Computers, Inc., a subsidiary of NYNEX Corporation, a publicly traded global communications and media corporation, from 1993 to 1996, and was Chief Financial Officer for the Integration and Systems Products Division of Eastman Kodak Company, a publicly traded company principally engaged in developing, manufacturing and marketing consumer and commercial imaging products, from 1990 to 1993. Mr. Bullis is a Certified Public Accountant. Mr. Bullis holds a Bachelor of Arts degree in Business Administration from Colby College.

     Donald R. Peck, Secretary, Treasurer and General Counsel. Mr. Peck has served as the Company's Treasurer and General Counsel since September 1996, and as its Secretary since July 1997. From 1986 to 1996, Mr. Peck was an attorney at the law firm of Nutter, McClennen & Fish L.L.P. Mr. Peck holds a Bachelor of Science degree in Business Administration from the University of Rhode Island and a Juris Doctor degree from Cornell Law School.

     Richard N. Stathes, Senior Vice President of Sales and Marketing. Mr. Stathes joined the Company as its Senior Vice President of Sales and Marketing in September 1997. From 1992 until 1997, Mr. Stathes served as Vice President of Sales and Marketing for PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products. Mr. Stathes holds a Bachelor of Science degree in Business Administration from Syracuse University.

     Jacques Assour, Senior Vice President of Operations. Dr. Assour joined the Company as its Senior Vice President of Operations in September 1997. From 1995 until 1997, Dr. Assour provided electronics design and financial planning consulting services to various client companies, including Robotic Vision Systems, Inc. From 1990 until 1995, Dr. Assour served as Senior Vice President of Operations for PSC Inc., a publicly held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products. Dr. Assour is a named inventor on 5 United States patents. Dr. Assour holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering, and a Ph.D. in Electrophysics from Polytechnic Institute.

     Kathleen C. Little, Vice President -- Finance. Ms. Little joined the Company as its Controller in August 1996, and was promoted to Vice
President -- Finance in October 1997. From 1995 until 1996, Ms. Little served as Assistant Controller for Indigo America, Inc., a subsidiary of Indigo, N.V., a publicly traded manufacturer of offset digital printers. From 1987 until 1995, Ms. Little held various positions at Coopers & Lybrand L.L.P., a public accounting firm, most recently as Audit Manager. Ms. Little is a Certified Public Accountant. Ms. Little holds a Bachelor of Science degree in Business Administration from the University of Massachusetts, Amherst.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who beneficially own more than 10% of a company's common stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "Commission") and any national securities exchange on which the company's securities are registered. Executive officers, Directors and greater than 10% beneficial owners are required by the Commission's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than 10% beneficial owners were complied with during Fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to Mr. Hone, the Company's President and Chief Executive Officer, Mr. Ramaekers, the Company's former Interim Chief Executive Officer, and Mr. Pinez, the Company's former Chief Executive Officer, with respect to services rendered to the Company during Fiscal 1997, Fiscal 1996 and Fiscal 1995 and the other executive officers who earned in excess of $100,000 in salary and bonus during Fiscal 1997 (each a "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                              ANNUAL COMPENSATION     SECURITIES
                                                              -------------------     UNDERLYING
NAME AND PRINCIPAL POSITION                       YEARS(4)     SALARY      BONUS      OPTIONS(#)
---------------------------                       --------    --------    -------    ------------

L. Michael Hone.................................    1997            --         --           --
  President and Chief Executive Officer             1996            --         --           --
                                                    1995            --         --           --

Lawrence J. Ramaekers...........................    1997      $155,396         --      200,000
  Former Interim Chief Executive Officer(1)         1996            --         --           --
                                                    1995            --         --           --

Emanuel Pinez...................................    1997       150,000         --      360,000
  Former Chief Executive Officer(2)                 1996        75,000         --           --
                                                    1995       152,400         --           --

John J. McDonald................................    1997       111,569         --      217,500
  Former President and Vice President               1996       117,981    $23,220      200,000
     of Sales and Marketing(3)                      1995       110,000         --        2,700

Eugene M. Bullis................................    1997       170,280         --           --
  Interim Chief Financial Officer(1)                1996            --         --           --
                                                    1995            --         --           --

---------------
(1) From February 1997 until August 1997, the Company paid the compensation of Mr. Ramaekers, the former Interim Chief Executive Officer of the Company, and Mr. Bullis, the Interim Chief Financial Officer of the Company, to Jay Alix & Associates, which employs Mr. Ramaekers and contracted with Mr. Bullis, and which contracts out management services to corporations, including the Company. In addition, the Company agreed to grant Jay Alix & Associates an option, exercisable for three (3) years, to purchase up to 200,000 shares of Common Stock at a strike price set at the lowest average price for any 30-day period during the six-month period immediately following the resumption in trading of the Common Stock, which the Company believes was approximately $1.74 per share. Beginning in August 1997, the Company began paying Mr. Bullis directly for his services to the Company.

(2) In February 1997, the Company's Board of Directors terminated Mr. Pinez as Chief Executive Officer of the Company. Mr. Pinez received an annual car allowance from the Company of approximately $1,159, $2,408 and $1,400 in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. On October 24, 1996, the Company granted Mr. Pinez an option to purchase 360,000 shares of Common Stock at an exercise price of $24.66 per share. One-third of this option vested and became exercisable immediately, and the other two-thirds would vest and become exercisable over the following two years. Mr. Pinez exercised options to purchase 120,000 shares at $24.66 per share on December 19, 1996. The unvested portion of Mr. Pinez's options was cancelled upon the termination of Mr. Pinez's employment.

(3) Mr. McDonald received an annual car allowance from the Company of approximately $5,400, $8,000 and $7,200 in Fiscal 1997, Fiscal 1996 and Fiscal 1995. On September 12, 1997, Mr. McDonald announced that he was leaving the Company. Mr. McDonald will serve as a consultant to the Company through October 1, 1999. On October 1, 1996, the Company granted Mr. McDonald an option to purchase 217,500 shares of Common Stock at an exercise price of $20.53 per share. One-third of the option vested and became exercisable immediately, and two-thirds would vest and become exercisable over the succeeding two years. On August 18, 1997, the Company agreed to reprice Mr. McDonald's option to purchase 217,500 shares of Common Stock at an exercise price of $2.30 per share, and extended the vesting period so that the options would vest and become exercisable ratably annually beginning October 1, 1997. On April 19, 1996, the Company granted Mr. McDonald an option to purchase an additional 100,000 shares of Common Stock at an exercise price of $8.74 per share that are exercisable until April 18, 2000. These options have and will become exercisable over three years beginning April 19, 1997. On October 11, 1995, the Company granted Mr. McDonald an option to purchase 100,000 shares of Common Stock at an exercise price of $6.41 per share, which is exercisable until October 10, 1999. These options vested and became exercisable on October 11, 1996. On July 1, 1994, the Company granted Mr. McDonald an option to purchase 2,700 shares of Common Stock at an exercise price of $1.75 per share. These options are fully vested and are exercisable until June 30, 1998.

(4) The amounts for Fiscal 1997 reflect the nine-month fiscal period ended March 31, 1997.

                          OPTION GRANTS IN FISCAL 1997

                                                INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                            ----------------------------------------------------------      VALUE AT ASSUMED
                            NUMBER OF                                                     ANNUAL RATES OF STOCK
                            SECURITIES       % OF TOTAL                                  PRICE APPRECIATION FOR
                            UNDERLYING   OPTIONS GRANTED TO   EXERCISE OR                    OPTION TERM(1)
                             OPTIONS        EMPLOYEES IN      BASE PRICE    EXPIRATION   -----------------------
NAME                        GRANTED(2)    FISCAL PERIOD(3)      ($/SH)         DATE          5%          10%
----                        ----------   ------------------   -----------   ----------   ----------   ----------

L. Michael Hone...........         0             N/A               N/A           N/A            N/A          N/A
Lawrence J. Ramaekers.....         0             N/A               N/A           N/A            N/A          N/A
Emanuel Pinez(4)..........   360,000           34.2%            24.655       2/11/97      Cancelled    Cancelled
John J. McDonald(5).......   217,500           20.6%             20.53       9/30/05     $2,808,190   $7,116,498
Eugene M. Bullis..........         0             N/A               N/A           N/A            N/A          N/A

---------------
(1) Amounts reported in these columns represent hypothetical amounts that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options as prescribed by the Commission and do not reflect the Company's belief in or estimate of future Common Stock price growth.

(2) If approved by the stockholders, the Company intends to register the 3,000,000 additional shares of Common Stock to be reserved under its 1994 Stock Option Plan (the "Plan").

(3) In Fiscal 1997, options to purchase up to 1,054,100 shares of Common Stock were granted under the Plan to Company employees, including executive officers, and options to purchase 21,000 shares of Common Stock were granted under the Formula Plan to non-employee Directors. In Fiscal 1997, options to purchase 124,000 shares were exercised and 600 shares were cancelled.

(4) This option was granted on October 24, 1996, with options to purchase 120,000 shares vested and immediately exercisable, and an additional 120,000 options vested and exercisable on each of October 24, 1997 and 1998. Mr. Pinez exercised an option to purchase 120,000 shares of Common Stock on December 19, 1996. The remaining unvested portion of the option was cancelled upon the Company's termination of Mr. Pinez's employment.

(5) This option was granted on October 1, 1996 with options to purchase 72,500 shares of Common Stock vested and immediately exercisable, and an additional 72,500 options vested and exercisable on each of October 1, 1997 and 1998. Subsequent to March 31, 1997, the exercise price of this option was adjusted to $2.30, and the vesting period was extended, with options to purchase 72,500 shares becoming vested and exercisable on October 1, 1997, and options to purchase an additional 72,500 shares vested and exercisable on each of October 1, 1998 and 1999.

 AGGREGATED OPTIONS EXERCISED IN FISCAL 1997 AND FISCAL YEAR END OPTION VALUES

                                                                     NUMBER OF
                                                                     SECURITIES         VALUE OF
                                                                     UNDERLYING        UNEXERCISED
                                                                    UNEXERCISED       IN-THE-MONEY
                                       SHARES                      OPTIONS AT FY-      OPTIONS(1)
                                      ACQUIRED        VALUE       END EXERCISABLE/    EXERCISABLE/
NAME                                 ON EXERCISE     REALIZED      UNEXERCISABLE      UNEXERCISABLE
----                                 -----------    ----------    ----------------    -------------
L. Michael Hone....................          0      $        0                0/0     $        0/$0
Lawrence J. Ramaekers..............          0               0                0/0               0/0
Emanuel Pinez......................    120,000       2,478,900          0/240,000               0/0
John J. McDonald...................          0               0    174,300/245,900       3,150/1,575
Eugene M. Bullis...................          0               0                0/0               0/0

---------------
(1) In-the-money options are those options for which the fair market value of the underlying share of Common Stock is greater than the exercise price of the option. The Company believes that the market value of the Common Stock as of March 31, 1997 was $3.50 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of such information.

COMPENSATION FOR DIRECTORS

     From April 12, 1994, the date of the Company's initial public offering, until July 1996, each non-employee Director has been compensated $1,000 per year for each full year of service and $250 for each Board of Directors meeting attended. Since August 1996, each non-employee director has been compensated at a rate of $500 for each Board of Directors meeting attended, and has received a pro-rata portion of the $1,000 annual stipend for the number of months served on the Board of Directors. Messrs. Beaubien, Kinch, Shea and Shields received $6,000, $6,000, $4,250 and $4,583, respectively, from the Company as compensation for their services to the Company as a Director during Fiscal 1997. James M. Murphy received $500 for his attendance at a Board of Directors meeting between the time the Company terminated his employment and the date he resigned from the Board of Directors. On August 1, 1996, Mr. Shea was granted an option to purchase up to 15,000 shares of Common Stock at a price of $12.89 per share exercisable at any time between November 1, 1997 and November 6, 2001. On October 1, 1996, Mr. Shields was granted an option to purchase up to 50,000 shares of Common Stock at a price of $20.53 per share, of which 16,666 shares immediately vested and became exercisable, and 16,666 and 16,667 shares will vest and become exercisable on October 1, 1997 and 1998, respectively. Mr. Shields may exercise these options upon vesting through September 30, 2005. On November 7, 1996, Messrs. Beaubien and Kinch each received a non-qualified option to purchase up to 3,000 shares of Common Stock at a price of $29.38 per share exercisable at any time between November 1, 1997 and November 6, 2001. On October 23, 1997, Messrs. Beaubien, Kinch, Shea and Shields were granted an option each to purchase up to 50,000 shares of Common Stock at a price of $3.50 per share, all of which vested immediately. See "New Plan Benefits."

     Mr. Beaubien received $46,971 in consulting fees in connection with services rendered to the Company during Fiscal 1997. Mr. Kinch received $68,000 in consulting fees and $39,847 in expense reimbursements during Fiscal 1997. See "Certain Transactions and Business Relationships."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1998, the number and percentage ownership of the Common Stock by (i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each Named Executive Officer (as defined herein) and Director, and (iii) all Directors and Named Executive Officers of the Company as a group.

                                                                NUMBER OF
                                                                 SHARES
                                                              BENEFICIALLY     PERCENTAGE OF
                    BENEFICIAL OWNER(1)                         OWNED(2)           CLASS
                    -------------------                       -------------    -------------

L. Michael Hone.............................................          --             --
Lawrence J. Ramaekers.......................................          --             --
John J. McDonald(3).........................................     263,920            1.4%
Eugene M. Bullis............................................          --             --
Donald R. Peck(3)(4)........................................      50,555              *
Richard N. Stathes..........................................       2,000              *
Jacques Assour..............................................          --             --
Kathleen C. Little(3).......................................       1,400              *
J.P. Luc Beaubien(3)........................................      75,100              *
John J. Shields(3)..........................................      98,332              *
William M. Kinch(3)(5)......................................      74,960              *
Emanuel Pinez(6)............................................     338,735            1.8%
William J. Shea(3)(7).......................................      90,700              *
All directors and executive officers as a group (13
  persons)..................................................     995,702            5.4%


---------------
  * Less than 1%.

(1) The address for all of these individuals, with the exception of Mr. Pinez, is Centennial Technologies, Inc., 7 Lopez Road, Wilmington, Massachusetts 01887. The address for Mr. Pinez is c/o Thomas R. Kiley, Esq., Cosgrove, Eisenberg & Kiley, P.C., One International Place, Boston, Massachusetts 02110.

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

(3) Includes the right to acquire, pursuant to the exercise of stock options, within 60 days after March 31, 1998, the following number of shares: 263,920 shares for Mr. McDonald; 50,000 shares for Mr. Peck; 1,400 shares for Ms. Little; 71,500 shares for Mr. Beaubien; 98,332 shares for Mr. Shields; and 65,000 shares for Mr. Shea.

(4) Includes 555 shares held in trust for the benefit of Mr. Peck's children. Mr. Peck is neither a trustee nor a beneficiary of such trust, and disclaims beneficial ownership of such shares.

(5) Includes 5,300 shares held jointly by Mr. Kinch and his wife, and 460 shares held by Mr. Kinch's wife. Mr. Kinch disclaims beneficial ownership of the 460 shares held by his wife.

(6) The Company is unable to determine whether Mr. Pinez has any beneficial ownership of any additional shares of Common Stock. The shares listed here are those indicated in the records of the Company's stock transfer agent in the name of "Emanuel Pinez."

(7) Includes 25,200 shares held by Mr. Shea's wife, and 500 shares held by Mr. Shea's son, as to both of which Mr. Shea disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

 Indebtedness of Management

     During Fiscal 1995, the Company loaned John J. McDonald, former President and Vice President of Sales and Marketing of the Company, a total of $40,000. As of July 15, 1997, $31,500 of this loan remained outstanding. Mr. McDonald and the Company agreed that this loan would be forgiven should Mr. McDonald remain employed by the Company after August 31, 1997, a condition that was satisfied. Accordingly, the Company has forgiven the loan.

 Transactions with BankBoston Corporation

     William J. Shea, who has served as a Director of the Company since August 1996 and Chairman of the Board since November 1997, resigned in July 1997 as the Vice-Chairman, Chief Financial Officer and Treasurer of BankBoston Corporation ("BankBoston"). In November 1995, the Company renewed its revolving line of credit with BankBoston, pursuant to which the Company could borrow up to the lesser of (i) $7.5 million, or (ii) an amount based on the Company's eligible accounts receivable and inventory. In November 1996, the Company increased its revolving and term facilities with BankBoston, pursuant to which the Company could borrow up to (x) $25 million, or (y) an amount based on the Company's eligible accounts receivable and inventory. These credit agreements were collateralized by substantially all of the assets of the Company. In addition, the Company was required to comply with certain covenants relating to the Company's net worth and indebtedness, among others. In February 1997, BankBoston issued a notice of default with regard to the Company's borrowings under the credit facilities. From February 1997 through August 1997, BankBoston and the Company executed four forbearance agreements by which BankBoston agreed not to proceed on exercising its rights with regard to its collateral. On August 15, 1997, the Company paid in full its obligations to and cancelled its credit arrangements with BankBoston.

 Transactions with William M. Kinch

     The Company contracted with Kinch Associates, Inc. of which William M. Kinch, a Director of the Company, is a principal, for consulting services, principally in the areas of manufacturing development and procurement activities. During Fiscal 1997, the Company paid Kinch Associates, Inc. $68,000 for services provided by Mr. Kinch and $39,847 for expense reimbursements. In August 1997, the Company terminated this consulting contract.

 Transactions with J.P. Luc Beaubien

     The Company has contracted with The Boston Agent, of which J.P. Luc Beaubien, a Director of the Company, is a principal, for consulting services, principally in the areas of financing activities. During Fiscal 1997, the Company paid The Boston Agent $46,971 for services provided by Mr. Beaubien. In August 1997, the Company terminated this consulting contract.

 Transactions with WebSecure, Inc.

     As of March 31, 1997, the Company held a minority interest in WebSecure, Inc., a provider of internet services ("WebSecure"). John J. Shields, Vice Chairman of the Board of Directors of the Company, served as Chairman of the Board of Directors of WebSecure, from April 1996 to November 1996.

     In November 1995, the Company purchased 350,000 shares of common stock of WebSecure for $10,000. In November 1995, the Company guaranteed the payment obligations of WebSecure under a lease for offices of WebSecure, and in September 1996, guaranteed the payment obligations of WebSecure under a lease for capital equipment. The aggregate rental payments under both leases totaled approximately $950,000 as of September 10, 1996. The Company made no payments in connection with these guarantees, both of which have expired. On April 8, 1996, the Company purchased 139,750 shares of WebSecure common stock for $559,000 in connection with a private placement of such common stock, through which WebSecure raised $2,000,000.

     In April 1996, WebSecure granted a non-qualified stock option to John J. Shields to purchase 100,000 shares of WebSecure common stock at an exercise price of $4.00 per share, exercisable between April 30, 1997 and April 29, 2000. Such option was forfeited when Mr. Shields terminated his relationship with WebSecure in November 1996.

     During fiscal 1996, the Company from time to time made loans to WebSecure, which loans bore interest at the rate of 9% per annum and were due on demand. These loans were repaid out of a portion of the proceeds of the initial public offering of WebSecure common stock in December 1996.

     In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. In August 1997, the Company sold its remaining investment in WebSecure. The Company has deferred recognition of any gain on the sale of WebSecure stock pending final resolution of certain litigation described in Note 17 of Notes to Consolidated Financial Statements.

  Transactions with Triple I Corporation (Currently Industrial Imaging, Inc.)

     As of March 31, 1997, the Company held a minority interest in Triple I Corporation, a then privately held manufacturer of optical equipment ("Triple I"). Emanuel Pinez, the former Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company, served as a director of Triple I from February to August 1996. Mr. A. Uri Levy, who served as President of the Company from February 1995 to August 1996, as Chief Operating Officer of the Company from September 1994 to August 1996, and as a director of the Company from December 1994 to August 1996, also served as a Director of Triple I.

     As of June 30, 1996, the Company owned 700,000 shares of Triple I common stock. During Fiscal 1996, the Company purchased a total of 500,000 shares of Triple I common stock for $500,000. In addition, on June 17, 1996, the Company purchased 200,000 shares of Triple I common stock in exchange for the cancellation of a $200,000 promissory note, described below.

     In November 1995, the Company loaned Triple I approximately $100,000, which was evidenced by a promissory note that bore interest at the rate of 10% per annum and matured on May 14, 1997. This promissory note was repaid in full on February 8, 1996. In connection with this loan, Triple I issued to the Company warrants to purchase 95,000 shares of Triple I common stock, exercisable until November 13, 1998.

     In March 1996, the Company entered into an agreement with Triple I, whereby in exchange for a lump sum payment of $200,000, the Company agreed to purchase certain components for Triple I, subject to full reimbursement from Triple I of the cost of the components within ten days following the sale by Triple I of the products containing such components purchased by the Company. The agreement expired June 30, 1997. Cumulative purchases by the Company on behalf of Triple I under this arrangement amounted to $1.4 million.

     In May 1996, the Company loaned $200,000 to Triple I, which was evidenced by a promissory note that bore interest at the rate of 10% per annum and matured on May 17, 1997. This promissory note was canceled on June 17, 1996 in exchange for the issuance of 200,000 shares of Triple I common stock to the Company.

     During Fiscal 1997, Triple I defaulted on certain of its payment obligations and the Company determined that Triple I was unable to repay the Company for any of the material purchased, and also determined that the value of the equity investment was permanently impaired. On May 20, 1997, the Company agreed to convert its accounts receivable into common stock of Triple I, and has recorded a valuation reserve equal to the carrying value of the investment as of March 31, 1997. Pursuant to this agreement, the Company has received an additional 600,000 shares of Triple I common stock.

  Transactions with Infos International, Inc.

     During Fiscal 1997, the Company acquired a 38% interest in Infos International, Inc., a supplier of intelligent hand-held data collection equipment for route and shop floor accounting. The President of Infos, Thomas J. Kinch, is the brother of William M. Kinch, a Director of the Company. The purchase price amounted to approximately $7 million, consisting of approximately $3 million in cash and 230,000 shares of Common Stock with a market value of approximately $4 million at date of acquisition. On February 6, 1998, the Company, Infos and the shareholders of Infos entered into a transaction whereby the Company agreed to return its shares of Infos in exchange for an agreement to sell to Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. The parties have also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. The full amount of the investment cost of $7 million has been written off. The recorded loss of $6 million reflects the use by Infos of $1 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in Fiscal 1995, prior to Infos' acquisition of ICC, in connection with a sales transaction that was determined in the Company's financial review not to be bona fide. The effect of the adjustment is to reflect $1 million of the investment cost as a reduction of sales and net income in Fiscal 1995, and the remainder as loss on investment activities in Fiscal 1997.

     Infos has contracted with Century Electronics Manufacturing, Inc. ("Century"), an affiliate of the Company, for contract manufacturing services in connection with Infos' products. Century has made payments to Infos suppliers in connection with initial inventory stocking and test equipment in the amount of $329,000, for which payment Infos is liable to Century. In addition, Century has accounts receivable from Infos for product shipments of approximately $321,000 at March 31, 1997, representing invoices for all products shipped during Fiscal 1997.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The financial statements required to be filed by Item 8 are as follows:

                                                              PAGE
CENTENNIAL TECHNOLOGIES, INC.                                 ----
     Report of Independent Accountants......................    30

     Consolidated Balance Sheets as of March 31, 1997 and
      June 30, 1996.........................................    31

     Consolidated Statements of Operations for the nine
      month fiscal periods ended March 31, 1997 and 1996 and
      for the twelve month fiscal years ended June 30, 1996,
      1995 and 1994.........................................    32

     Consolidated Statements of Stockholders' Equity for the
      nine month fiscal period ended March 31, 1997 and for
      the twelve month fiscal years ended June 30, 1996,
      1995 and 1994.........................................    33

     Consolidated Statements of Cash Flows for the nine
      month fiscal periods ended March 31, 1997 and
      1996 and for the twelve month fiscal years ended
      June 30, 1996, 1995 and 1994..........................    34

     Notes to Consolidated Financial Statements.............    35


CENTURY ELECTRONICS MANUFACTURING, INC.
     Report of Independent Accountants......................    56

     Consolidated Balance Sheet as of March 31, 1997........    57

     Consolidated Statement of Operations for the nine month
      fiscal periods ended March 31, 1997................ ..    58

     Consolidated Statement of Stockholders' Equity for the
      nine month fiscal period ended March 31, 1997........     59

     Consolidated Statement of Cash Flows for the nine month
      fiscal period ended March 31, 1997....................    60

     Notes to Consolidated Financial Statements.............    61


     (a)(2) Financial Statement Schedules. The financial statement schedule required to be filed herewith is included in Item 8 of this report.

     (a)(3) Exhibits.

ITEM
 NO.                                DESCRIPTION                              LOCATION
-----                               -----------                              --------
                                                                            SEE NOTE:
 3.1   --   Certificate of Amendment to the Certificate of
            Incorporation...............................................       (2)
 3.2   --   By-Laws.....................................................       (6)
 3.3   --   Shareholder Voting Agreement between Centennial                   Filed
            Technologies, Inc. and the Shareholders who are a party          herewith
            thereto, dated November 27, 1996............................
 4.1   --   Specimen Stock Certificate..................................       (6)
 4.2   --   Form of Warrant Agreement between the Company and American
            Securities Transfer, Incorporated (includes Specimen Warrant
            Certificate)................................................       (6)
10.1   --   Revolving Credit and Security Agreement between the Company and The First National Bank of Boston, dated September 14,
            1994........................................................       (4)
10.2   --   $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in favor of The First National Bank of Boston for the
            benefit of the Company......................................       (4)
10.3   --   Unlimited Guaranty, dated September 14, 1994, by NCT in
            favor of The First National Bank of Boston for the benefit
            of the Company..............................................       (4)
10.4   --   Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of The First National Bank of Boston by
            the Company, NCT and Emanuel Pinez..........................       (4)
10.5   --   Amendment No. 1 dated as of November 8, 1995 to the
            Revolving Credit and Security Agreement between the Company
            and The First National Bank of Boston.......................       (1)
10.6   --   Forbearance Agreement and Amendment by and between The First
            National Bank of Boston, BancBoston Leasing Inc., Centennial
            Technologies, Inc., NCT, Inc., Century Electronics
            Manufacturing, Inc. and Design Circuits, Inc., dated as of        Filed
            March 18, 1997..............................................     herewith
10.7   --   Lease Agreement between the Company and 37 Manning Road
            Limited Partnership, dated November 6, 1992 and amended on
            November 29, 1992...........................................       (6)
10.8   --   Lease Agreement between the Company and 4 Point Interiors,
            dated June 28, 1993 ("California Lease")....................       (6)
10.9   --   Amendment to the California Lease, dated June 25, 1993......       (6)
10.10  --   Form of the Company's Domestic Distributor Agreement between
            the Company and its domestic distributors...................       (6)
10.11  --   Form of the Company's Agreement with its Manufacturer's
            Representatives.............................................       (6)
10.12  --   Purchase Agreement between Triple I Corporation and               Filed
            Centennial Technologies, Inc., dated March 31, 1996.........     herewith
10.13  --   Investment and Stockholders Agreement by and between              Filed
            Centennial Technologies, Inc. and ViA, Inc., dated November      herewith
            27, 1996....................................................
10.14  --   1994 Stock Option Plan, as amended..........................       (2)
10.15  --   1994 Formula Stock Option Plan, as amended..................       (2)
10.16  --   Indemnification Agreement dated April 11, 1994 between
            Emanuel Pinez and the Company...............................       (6)
10.17  --   Employment Agreement between the Company and John J.
            McDonald, dated October 20, 1995............................       (1)

ITEM
 NO.                                DESCRIPTION                              LOCATION
-----                               -----------                              --------
                                                                            SEE NOTE:
10.18  --   Key Employee Agreement between Centennial Technologies, Inc.      Filed
            and Donald R. Peck, dated February 1, 1997..................     herewith
10.19  --   Agreement to Provide Interim Management and Consulting
            Services between Centennial Technologies, Inc. and Jay Alix       Filed
            & Associates, dated February 17, 1997.......................     herewith
                                                                              Filed
21     --   List of the Company's subsidiaries..........................     herewith

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

                                          CENTENNIAL TECHNOLOGIES, INC.

Dated: April 28, 1998                     By: /s/ EUGENE M. BULLIS
                                              --------------------------------
                                              Eugene M. Bullis
                                              Interim Chief Financial Officer
                                              (Principal financial and
                                              accounting officer)