Form 10-Q/A
period 1997-06-30
CENTENNIAL TECHNOLOGIES INC
filed 1998-05-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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

                              --------------------

   INDICATE BY CHECK MARK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]

   As of July 31, 1997, there were 18,624,962 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

    PART I. FINANCIAL INFORMATION (UNAUDITED)                  PAGE NUMBER
                                                               -----------
          Item 1.  Financial Statements                             3

                   Consolidated Balance Sheets at June 30,          3
                   1997 and March 31, 1997

                   Consolidated Statements of Operations for        4
                   three months ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows for        5
                   three months ended June 30, 1997 and 1996

                   Notes to Consolidated Financial Statements       6

          Item 2.  Management's Discussion and Analysis            13
                   of Financial Condition and Results of
                   Operations

    PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                               18
          Item 2.  Changes in Securities                           20
          Item 3.  Defaults Upon Senior Securities                 20
          Item 4.  Submission of Matters to a Vote of              20
                   Security Holders
          Item 5.  Other Information                               20
          Item 6.  Exhibits and Reports on Form 8-K                20

   On August 14, 1997, the Company filed its Quarterly Report on Form 10-Q for the three month period ended June 30, 1997 (the "Original Form 10-Q"). Since then, the Company and its former affiliate, Century Electronics Manufacturing, Inc. ("Century"), continued to analyze financial information underlying the Century account balances as of March 31, 1997 and later periods in order to assess and evaluate the reported financial results. As a result of this analysis, in its Form 10-K/A for the period ended March 31, 1997 filed with the Commission on April 28, 1998, Centennial restated its previously reported financial results to increase its investments in affiliate and retained earnings by approximately $892,000 as of March 31, 1997 related to the Company's investment in Century. By this Form 10-Q/A, Centennial is making a similar restatement to these same accounts as of June 30, 1997.

   On February 4, 1998, Century redeemed the remaining common stock of Century then held by the Company. See Note 6 to the Unaudited Consolidated Financial Statements of the Company as of June 30, 1997 herein.

   The materials that follow amend in its entirety the Company's Original Form 10-Q. Certain materials contained in the Original Form 10-Q have been amended or deleted as they are no longer applicable, and certain additional materials have been added to reflect additional information available to the Company relevant to an understanding of the Company's results of operations and financial position as of June 30, 1997 since the filing of the Original Form 10-Q.

    THE REGISTRANT HEREBY AMENDS PART I, ITEM 1 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                JUNE 30,      MARCH 31,
                                                                                                  1997          1997
                                                                                                  ----          ----
                                                                                               (UNAUDITED)
                                                                                               (RESTATED)    (RESTATED)
                                                  ASSETS
              Current assets:
                   Cash and cash equivalents..................................................$       95     $      57
                   Trade accounts receivable..................................................     4,143         6,263
                        Less allowances.......................................................      (511)         (692)
                                                                                                --------     ---------
                                                                                                   3,632         5,571
              Accounts receivable from affiliates.............................................        --           676
              Recoverable income taxes........................................................     1,314         7,356
              Inventories.....................................................................     5,459         7,794
              Notes receivable from affiliate.................................................        --         4,129
              Other current assets............................................................       891         1,630
                                                                                                --------     ---------
              Total current assets............................................................    11,391        27,213
              Equipment and leasehold improvements............................................     3,779         4,023
                   Less accumulated depreciation and amortization.............................    (1,053)         (936)
                                                                                                --------     ---------
                                                                                                   2,726         3,087
              Investments.....................................................................     4,941         5,089
              Notes receivable from affiliate.................................................     7,891            --
              Other assets....................................................................       636           566
              Investment in affiliate.........................................................     9,808        16,135
                                                                                                --------     ---------
              Total assets....................................................................$   37,393     $  52,090
                                                                                                ========     =========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                   Revolving credit notes.....................................................$    1,643     $  10,090
                   Obligations under capital leases...........................................       522           671
                   Accounts payable and accrued expenses......................................     9,318        11,883
                                                                                                --------     ---------
              Total current liabilities.......................................................    11,483        22,644
              Contingencies (Note 10)
              Stockholders' equity:
                   Preferred Stock, $.01 par value; 1,000,000 shares
                   Authorized, none issued....................................................        --            --
              Common Stock, $.01 par value; 50,000,000 shares authorized, 18,628,000
                Issued and outstanding at June 30, 1997, 17,745,000 issued and
                Outstanding at March 31, 1997.................................................       186           177
              Additional paid-in capital......................................................    84,168        82,240
              Accumulated deficit.............................................................   (58,288)      (52,738)
              Foreign currency translation of equity investment...............................      (156)         (233)
                                                                                                --------     ---------
              Total stockholders' equity......................................................    25,910        29,446
                                                                                                --------     ---------
              Total liabilities and stockholders' equity......................................$   37,393     $  52,090
                                                                                                ========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                           1997             1996
                                                                                           ----             ----
                                                                                                         (RESTATED)
                               Sales..............................................    $     6,573     $    11,644
                               Costs and expenses:
                                    Cost of goods sold............................          6,142           8,760
                                    Engineering costs.............................            356             308
                                    Selling, general and administrative expenses..          1,889           1,098
                                    Loss on investment activities.................          3,485           2,593
                                    Special investigation costs...................            597              --
                                    Net interest (income)/expense.................             78            (157)
                                                                                      -----------       ---------
                                         Total costs and expenses.................         12,547          12,602
                                                                                      -----------       ---------
                               Loss before equity in earnings of affiliate........         (5,974)           (958)
                               Equity in earnings of affiliate....................           (500)             --
                                                                                      -----------       ---------
                                         Net loss.................................    $    (5,474)           (958)
                                                                                      ===========       =========

                               Net loss per share.................................    $      (.30)           (.06)
                               Weighted average shares outstanding................         18,176          16,578

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                         1997            1996
                                                                                    --------------   -----------
                                                                                                       (RESTATED)
                  Cash flows from operating activities:
                       Net loss...................................................  $    (5,474)     $     (958)
                       Adjustments to reconcile net loss to net cash from (used
                        in) operating activities:
                       Depreciation and amortization..............................          400             125
                       Equity in earnings of affiliate............................         (500)             --
                       Provision for loss on accounts receivable..................           41             116
                       Provision for loss on investments..........................        2,180           1,290
                       Other non-cash items.......................................           --              68
                       Change in operating assets and liabilities:
                            Accounts receivable...................................        1,898          (3,456)
                            Inventories...........................................        2,335          (1,067)
                            Notes receivable......................................           --            (634)
                            Notes receivable from affiliate.......................        4,129              --
                            Recoverable income taxes..............................        6,042          (2,532)
                            Other assets..........................................          945            (590)
                            Accounts payable and accrued expenses.................       (2,565)          1,096
                                                                                    -----------      ----------
                            Net cash from (used in) operating activities..........        9,431          (6,542)
                  Cash flows from investing activities:
                       Capital expenditures.......................................         (117)           (183)
                       Disposal of capital equipment..............................          328              --
                       Purchase of available-for-sale securities..................           --          (8,914)
                       Proceeds from sale of available-for-sale securities........           --           3,981
                       Purchase of investments....................................                       (1,510)
                       Investment in affiliates...................................       (1,165)             --
                                                                                    -----------      ----------
                            Net cash used in investing activities.................         (954)         (6,626)
                  Cash flows from financing activities:
                       Net borrowings under line of credit........................       (8,447)          4,684
                       Payments on equipment lease financing......................         (149)            (88)
                       Proceeds from exercise of stock options....................          157               2
                       Proceeds from exercise of warrants.........................                          115
                       Net proceeds from public offerings of Common Stock.........           --           1,221
                       Proceeds from certain related party transactions...........           --           1,135
                                                                                    -----------      ----------
                            Net cash provided by (used in) financing activities...       (8,439)          7,069
                                                                                    -----------      ----------
                  Net increase (decrease) in cash and cash equivalents............           38          (6,099)
                  Cash and cash equivalents at beginning of period................           57          12,281
                                                                                    -----------      ----------
                  Cash and cash equivalents at end of period......................  $        95      $    6,182
                                                                                    ===========      ==========

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

   The Company is a defendant in certain litigation, as more fully described in
Note 10 hereof. No assurance can be given that the settlement of litigation will result in an outcome that would not significantly impair the ability of the Company to continue as a going concern.

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

   These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the fiscal period ended March 31, 1997.

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

   The following table sets forth the effects of these adjustments on the Company's financial position at June 30, 1996 and results of operations for the three months ended June 30, 1996 (in thousands except per share data):

               Sales:
                    As previously reported.........   $ 12,427
                    As adjusted....................     11,644
               Cost of goods sold:
                    As previously reported.........      7,749
                    As adjusted....................      8,760
               Net income (loss):
                    As previously reported.........      1,868
                    As adjusted....................       (959)
               Net income (loss) per share:
                    As previously reported.........        .22
                    As adjusted....................       (.06)
               Total assets:
                    As previously reported.........     55,782
                    As adjusted....................     41,132
               Total stockholders' equity:
                    As previously reported.........     46,045
                    As adjusted....................     31,909

    The following table sets forth the summary of restatement adjustments (in thousands):

               Reversal of invalid sales transactions............................  $    (91)
               Reclassification of purchasing agency arrangement.................      (585)
               Additional accounts receivable adjustments........................      (107)
                                                                                   --------
               Total adjustments to sales........................................      (783)
               Corrections to inventory pricing and physical counts..............        56
               Additional provisions for inventory obsolescence..................      (338)
               Reversal of certain additions to capital equipment, net of
               related depreciation, which were not bona fide....................    (1,441)
               Provision for losses on investment activities.....................    (1,561)
               Pre-acquisition advances to subsidiary............................    (1,101)
               Other adjustments, net............................................     1,004
               Reversal of provisions for income taxes...........................     1,337
                                                                                   --------

               Total adjustments to net income (loss)............................  $ (2,827)
                                                                                   ========

ADDITIONAL RESTATEMENT REGARDING CENTURY

   Since the Company filed with the Commission on July 22, 1997 its Form 10-K for the period ended March 31, 1997, the Company and Century continued to analyze financial information underlying the Century account balances as of March 31, 1997 in order to assess and evaluate the reported financial results. As a result of this analysis, in its Form 10-K/A for the period ended March 31, 1997 filed with the Commission on April 28, 1998, Centennial restated its previously reported financial results to increase its investments in affiliate and retained earnings by approximately $892,000 as of March 31, 1997 related to the Company's investment in Century. Centennial has similarly restated these same accounts as of June 30, 1997 by increasing its investments in affiliate and retained earnings by approximately $892,000.

   On February 4, 1998, Century redeemed the remaining common stock of Century then held by the Company. See Note 6.

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

   A substantial portion of the Company's assets were associated with Century Electronics Manufacturing, Inc. ("Century") at June 30, 1997. See Note 6.

4.  EARNINGS PER SHARE

   Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Since all periods presented in these financial statements reflect losses, such common stock equivalents have been excluded, as they are anti-dilutive.

5.  INVENTORIES

   Inventories consisted of (in thousands):

                                                                  JUNE 30,      MARCH 31,
                                                                    1997          1997
                                                                 ---------      --------
          Raw material, primarily electronic components.......   $   3,023      $  3,995
          Work in process.....................................         354         1,387
          Finished goods......................................       2,082         2,412
                                                                 ---------      --------
                                                                 $   5,459      $  7,794
                                                                 =========      ========

   The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

   The Company has included in its inventory balances $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer's purchase order. The customer later attempted to cancel the purchase order. The Company disputes the customer's claim that the purchase order cancellation was effective, and during the second quarter of fiscal 1998 filed an action seeking legal remedies related thereto. During the second quarter of fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to this customer's purchase order.

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

   On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998.

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

8.  DEBT

   Bank Note Payable and New Credit Agreement with Congress Financial Corp.

   At June 30, 1997, the Company had a revolving line of credit agreement with a bank that limits borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement is collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was been subsequently extended to August 15, 1997.

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

   The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998.

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

   No assurance can be given that there will not be material number of class members who decline to participate in the Settlement Agreement.

   On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to

$50,000 for notice and administrative costs. A binding commitment to these terms must await the execution of a final settlement agreement. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the parties will be able to reach such a final settlement agreement, that any such agreement, if reached, will be approved by the Court, or that, if such approval is obtained, that there will not be a material number of class members who decline to participate in the settlement.

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

    THE REGISTRANT HEREBY AMENDS PART I, ITEM 2 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

   Except for historical information contained herein, the discussions contained in this document include forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K/A for the fiscal period ended March 31, 1997 under the heading "Risk Factors" These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

   Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 period (in thousands):

                                                                                       1997     1996
                                                                                       ----     ----
               Costs incurred in connection with ITP/Fleet.Net (See Note 7).......    $ 3,235  $1,101
               Loss on investment in ViA..........................................        250      --
               Losses on other investments........................................         --   1,492
                                                                                      -------  ------
               TOTAL..............................................................    $ 3,485  $2,593
                                                                                      =======  ======

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

Fiscal 1998 Liquidity Outlook

   The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances after giving effect to the proceeds of the February 4, 1998 sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future.

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

Investing Transactions

   Net capital expenditures amounted to $118,000 in the 1997 period and $183,000 in the 1996 period. As of June 30, 1997, the Company had remaining obligations of $522,000 on equipment financing leases, which were in default due to cross-default provisions between a master lease agreement and a revolving credit agreement to which the Company is a party, both of which were with the same bank lender. Subsequent to June 30, 1997, the Company repaid these leases using proceeds from its new term loan facility. See Financing Transactions.

   The Company had commitments as of June 30, 1997 for future capital equipment expenditures in fiscal year 1998 of $325,000. In addition, included in accounts payable and accrued expenses are invoices for capital equipment amounting to $363,000. The Company expects to finance these expenditures, in part, through a new term loan and a new capital acquisition facility.

Financing Transactions

   In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See " - Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was been subsequently extended to August 15, 1997.

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

Contingencies

   The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company has been granted final approval of its proposed settlement of these suits. The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that a material number of class members will not decline to participate in the Settlement Agreement, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

   Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997 and the first quarter of fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances after giving effect to the proceeds from the February 4, 1998 sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

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

    THE REGISTRANT HEREBY AMENDS PART II OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

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

   The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998.

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

   No assurance can be given that there will not be material number of class members who decline to participate in the Settlement Agreement.

   On June 19, 1997, the Company announced that it had reached an agreement in principle to settle the WebSecure Securities Litigation. The agreement in principle contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. A binding commitment to these terms must await the execution of a final settlement agreement. Furthermore, any settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the parties will be able to reach such a final settlement agreement, that any such agreement, if reached, will be approved by the Court, or that, if such approval is obtained, that there will be a material number of class members who decline to participate in the settlement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE.

ITEM 5. OTHER INFORMATION NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         ITEM                                                                                             LOCATION
          NO.                                       DESCRIPTION                                           SEE NOTE:
       -------         ----------------------------------------------------------------------------     -----------
          3.1    --    Certificate of Amendment to the Certificate of Incorporation..........................(4)
          3.2    --    By-Laws...............................................................................(8)
          3.3    --    Shareholder Voting Agreement between Centennial Technologies, Inc. and the
                       Shareholders who are a party thereto, dated November 27, 1996.........................(2)

          4.1    --    Specimen Stock Certificate............................................................(1)
          4.2    --    Form of Warrant Agreement between the Company and American Securities
                       Transfer, Incorporated (includes Specimen Warrant Certificate)........................(8)
         10.1    --    Revolving Credit and Security Agreement between the Company and The
                       First National Bank of Boston, dated September 14, 1994...............................(6)
         10.2    --    $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in favor of
                       The First National Bank of Boston for the benefit of the Company......................(6)

         10.3    --    Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The First
                       National Bank of Boston for the benefit of the Company................................(6)

         10.4    --    Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of The First National Bank of Boston by the Company, NCT and Emanuel Pinez............(6)
         10.5    --    Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit and
                       Security Agreement between the Company and The First National Bank of Boston..........(3)
         10.6    --    Forbearance Agreement and Amendment by and between The First National
                       Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc.,
                       NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
                       Inc., dated as of March 18, 1997......................................................(2)
         10.7    --    Lease Agreement between the Company and 37 Manning Road Limited
                       Partnership, dated November 6, 1992 and amended on November 29, 1992..................(8)
         10.8    --    Lease Agreement between the Company and 4 Point Interiors, dated June
                       28, 1993 ("Carifornia Lease").........................................................(8)
         10.9    --    Amendment to the California Lease, dated June 25, 1993................................(8)
        10.10    --    Form of the Company's Domestic Distributor Agreement between the
                       Company and its domestic distributors.................................................(8)
        10.11    --    Form of the Company's Agreement with its Manufacturer's Representatives...............(8)

         ITEM                                                                                             LOCATION
          NO.                                       DESCRIPTION                                           SEE NOTE:
       -------         ----------------------------------------------------------------------------     -----------
        10.12    --    Purchase Agreement between Triple I Corporation and Centennial
                       Technologies, Inc., dated March 31, 1996..............................................(2)
        10.13    --    Investment and Stockholders Agreement by and between Centennial
                       Technologies, Inc. and ViA, Inc., dated November 27, 1996.............................(2)
        10.14    --    1994 Stock Option Plan, as amended....................................................(4)
        10.15    --    1994 Formula Stock Option Plan, as amended............................................(4)
        10.16    --    Indemnification Agreement dated April 11, 1994 between Emanuel Pinez and the Company.......................................................................(8)
        10.17    --    Employment Agreement between the Company and John J. McDonald, dated
                       October 20, 1995......................................................................(3)
        10.18    --    Key Employee Agreement between Centennial Technologies, Inc. and Donald
                       R. Peck, dated February 1, 1997.......................................................(2)
        10.19    --    Agreement to Provide Interim Management and Consulting Services between
                       Centennial Technologies, Inc. and Jay Alix & Associates, dated February 17, 1997......(2)
        10.20    --    Key Employee Agreement between Centennial Technologies, Inc. and John J.
                       McDonald dated April 1, 1997..........................................................(1)
        10.21          Key Employee Agreement between Centennial Technologies, Inc. and David E.
                       Merry, Jr. dated April 1, 1997........................................................(1)
        10.22    --    First Amendment to Forbearance Agreement by and between The First NCT, Inc.,
                       Century Electronics Manufacturing, Inc. and Design Circuits, Inc., dated as of
                       April 18, 1997........................................................................(1)
        10.23    --    Second Amendment to Forbearance Agreement and Amendment by and between The
                       First National Bank of Boston, BancBoston Leasing Inc., Centennial
                       Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and
                       Design Circuits, Inc., dated as of June 4, 1997.......................................(1)
        10.24    --    Third Amendment to Forbearance Agreement and Amendment by and between The First
                       National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
                       Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
                       Inc., dated as of June 26, 1997.......................................................(1)
        10.25    --    Consulting Agreement by and between Centennial Technologies, Inc. and William
                       M. Kinch dated as of March 1, 1997....................................................(1)
        10.26    --    Agreement for Consulting Services between The Boston Agent and Centennial
                       Technologies, Inc., dated January 20, 1997............................................(1)
        10.27    --    Lease Agreement by and between Centennial Technologies, Inc. and Michael A.
                       Howland, as Trustee of the Hownat Trust, dated April 17, 1997.........................(1)
        10.28    --    Settlement Agreement by and among Centennial Technologies, Inc., H. Hamby
                       Hutcheson and Mary Lou Hutcheson, dated as of May 15, 1997............................(1)
           27    --    Financial Data Schedule..............................................................Filed
                                                                                                          herewith

   (1) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997.

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

                                      CENTENNIAL TECHNOLOGIES, INC.


Dated: MAY 8, 1997                    BY: /S/ EUGENE M. BULLIS
       -----------------                  ---------------------------------
                                          Eugene M. Bullis
                                      Interim Chief Financial Officer