Form 10-Q/A
period 1997-09-27
CENTENNIAL TECHNOLOGIES INC
filed 1998-05-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A


                                 ---------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                         COMMISSION FILE NUMBER 1-12912


                                 ---------------


                          CENTENNIAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   DELAWARE                               04-2978400
         (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
              OF INCORPORATION OR                   IDENTIFICATION NUMBER)
                 ORGANIZATION)

          7 LOPEZ ROAD, WILMINGTON,
                 MASSACHUSETTS                              01887
        (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                   OFFICES)


                                 (978) 988-8848
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



                                                                                                PAGE NUMBER
                                                                                                -----------
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements                                                                          3

        Consolidated Balance Sheets at September 27, 1997 and March 31, 1997                          3

        Consolidated Statements of Operations for three and six months ended September 27,            4
        1997 and September 30, 1996

        Consolidated Statements of Cash Flows for six months ended September 27, 1997 and             5
        September 30, 1996

        Notes to Consolidated Financial Statements                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        13

PART II. OTHER INFORMATION
                                                                                                     19
Item 1. Legal Proceedings                                                                            20
Item 2. Changes in Securities                                                                        20
Item 3. Defaults Upon Senior Securities                                                              20
Item 4. Submission of Matters to a Vote of Security Holders                                          21
Item 5. Other Information                                                                            21
Item 6. Exhibits and Reports on Form 8-K                                                             21

      On February 10, 1998, the Company filed its Quarterly Report on Form 10-Q for the six month period ended September 27, 1997 (the "Original Form 10-Q"). Since then, the Company and its former affiliate, Century Electronics Manufacturing, Inc. ("Century"), continued to analyze financial information underlying the Century account balances as of March 31, 1997 and later periods in order to assess and evaluate the reported financial results. As a result of this analysis, in its Form 10-K/A for the period ended March 31, 1997 filed with the Commission on April 28, 1998, Centennial restated its previously reported financial results to increase its investments in affiliate and retained earnings by approximately $892,000 as of March 31, 1997 related to the Company's investment in Century. By this Form 10-Q/A, Centennial is making a similar restatement to these same accounts as of September 27, 1997.

      On February 4, 1998, Century redeemed the remaining common stock of Century then held by the Company. See Note 6 to the Unaudited Consolidated Financial Statements of the Company as of September 27, 1997 herein.

      The materials that follow amend in its entirety the Company's Original Form 10-Q. Certain materials contained in the Original Form 10-Q have been amended or deleted as they are no longer applicable, and certain additional materials have been added to reflect additional information available to the Company relevant to an understanding of the Company's results of operations and financial position as of September 27, 1997 since the filing of the Original Form 10-Q.

THE REGISTRANT HEREBY AMENDS PART I, ITEM 1 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 27, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                           SEPTEMBER 27,   MARCH 31,
                                                               1997          1997
                                                           -------------   ---------
                                                            (UNAUDITED)
                                                            (RESTATED)     (RESTATED)
                           ASSETS

   Current assets:
     Cash and cash equivalents .........................     $     59      $     57
     Trade accounts receivable .........................        4,399         6,263
          Less allowances ..............................         (820)         (692)
                                                             --------      --------
                                                                3,579         5,571
     Accounts receivable from affiliates ...............           --           676
     Recoverable income taxes ..........................          337         7,356
     Inventories .......................................        2,400         7,794
     Notes receivable from affiliate ...................           --         4,129
     Other current assets ..............................          601         1,630
                                                             --------      --------
   Total current assets ................................        6,976        27,213
   Equipment and leasehold improvements ................        4,213         4,023
          Less accumulated depreciation and amortization       (1,200)         (936)
                                                             --------      --------
                                                                3,013         3,087
   Investments .........................................           --         5,089
   Notes receivable from affiliate .....................        7,891            --
   Other assets ........................................          740           566
   Investment in affiliate .............................        9,808        16,135
                                                             --------      --------
   Total assets ........................................     $ 28,428      $ 52,090
                                                             ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Revolving credit notes ............................     $  1,626      $ 10,090
     Obligations under capital leases ..................           68           671
     Obligations under term loans ......................          235            --
     Accounts payable and accrued expenses .............        9,486        11,883
                                                             --------      --------
   Total current liabilities ...........................       11,415        22,644
   Obligations under capital leases ....................           71            --
   Obligations under term loans ........................          684            --
   Contingencies (Note 10)
   Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000 shares
        authorized, none issued ........................           --            --
     Common Stock, $.01 par value; 50,000,000 shares
        authorized, 18,655,000 issued and
        outstanding at September 27, 1997; 17,745,000
        issued and outstanding at March 31, 1997........          186           177
   Additional paid-in capital ..........................       84,219        82,240
   Accumulated deficit .................................      (67,991)      (52,738)
   Foreign currency translation of equity investment ...         (156)         (233)
                                                             --------      --------
   Total stockholders' equity ..........................       16,258        29,446
                                                             --------      --------
   Total liabilities and stockholders' equity ..........     $ 28,428      $ 52,090
                                                             ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   -----------------------------   -----------------------------
                                                                   SEPTEMBER 27,   SEPTEMBER 30,   SEPTEMBER 27,   SEPTEMBER 30,
                                                                       1997            1996            1997            1996
                                                                   -------------   -------------   -------------   -------------
                                                                                    (RESTATED)                      (RESTATED)
   Sales .....................................................       $  6,901        $ 10,154        $ 13,474        $ 21,798
   Costs and expenses:
   Cost of goods sold ........................................          5,603           8,806          11,745          17,566
   Engineering costs .........................................            335             344             691             652
   Selling, general and administrative expenses ..............          3,073           1,400           4,962           2,498
   Provision for loss on inventory subject to customer dispute          1,841              --           1,841              --
   Loss on investment activities .............................          5,424           2,459           8,909           5,052
   Special investigation costs ...............................             --              --             597              --
   Lease cancellation charge .................................            258              --             258              --
   Net interest (income)/expense .............................             69             (82)            147            (239)
                                                                     --------        --------        --------        --------
    Total costs and expenses .................................         16,603          12,927          29,150          25,529
                                                                     --------        --------        --------        --------
   Loss before equity in earnings of affiliate ...............         (9,702)         (2,773)        (15,676)         (3,731)
   Equity in earnings (loss) of affiliate ....................            (77)             46             423              46
                                                                     --------        --------        --------        --------
    Net loss .................................................       $ (9,779)       $ (2,727)       $(15,253)       $ (3,685)
                                                                     ========        ========        ========        ========
   Net loss per share ........................................       $   (.52)       $   (.16)       $   (.83)       $   (.22)
   Weighted average shares outstanding .......................         18,648          16,939          18,412          16,759

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                         -----------------------------
                                                                                         SEPTEMBER 27,   SEPTEMBER 30,
                                                                                             1997            1996
                                                                                         -------------   -------------
                                                                                                          (RESTATED)
Cash flows from operating activities:
  Net loss .........................................................................       $(15,253)       $ (3,685)
  Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization ....................................................            514             633
  Equity in earnings of affiliate ..................................................           (423)            (46)
  Provision for loss on accounts receivable ........................................            128             135
  Provision for loss on investments ................................................          7,019           1,790
  Other non-cash items .............................................................             --             148
  Change in operating assets and liabilities:
    Accounts receivable ............................................................          1,864          (1,842)
    Accounts receivable from affiliate .............................................             --          (3,900)
    Inventories ....................................................................          5,394          (2,571)
    Notes receivable ...............................................................             --             (83)
    Notes receivable from affiliate ................................................          4,129              --
    Recoverable income taxes .......................................................          7,019          (3,579)
    Other assets ...................................................................          1,131          (1,387)
    Accounts payable and accrued expenses ..........................................         (2,397)          2,580
                                                                                           --------        --------
    Net cash provided by (used in) operating activities ............................          9,125         (11,807)


Cash flows from investing activities:
  Capital expenditures .............................................................           (667)           (520)
  Disposal of capital equipment ....................................................            477              --
  Purchase of available-for-sale securities ........................................             --         (36,164)
  Proceeds from sale of available-for-sale securities ..............................             --          35,164
  Purchase of investments ..........................................................             --          (1,610)
  Acquisition of businesses, net of cash acquired ..................................             --          (3,969)
  Investment in affiliates .........................................................         (1,141)             --
                                                                                           --------        --------
    Net cash used in investing activities ..........................................         (1,331)         (7,099)

Cash flows from financing activities:
  Net borrowings under line of credit ..............................................         (8,464)          5,925
  Borrowings from term loans .......................................................            938              --
  Payments on term loans ...........................................................            (19)             --
  Borrowings from capital leases ...................................................             --              --
  Payments on capital leases .......................................................           (532)           (170)
  Proceeds from exercise of stock options ..........................................            208             249
  Proceeds from exercise of warrants ...............................................             --             360
  Net proceeds from public offerings of Common Stock ...............................             --           1,221
  Proceeds from certain related party transactions .................................             --           1,797
  Foreign currency translation of equity investment ................................             77              --
                                                                                           --------        --------
    Net cash provided by (used in) financing activities ............................         (7,792)          9,382
                                                                                           --------        --------
Net increase (decrease) in cash and cash equivalents ...............................              2          (9,524)
Cash and cash equivalents at beginning of period ...................................             57          12,281
                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................       $     59        $  2,757
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

    The following table sets forth the effects of these adjustments on the Company's financial position at September 30, 1996 and results of operations for the three and six months ended September 30, 1996, excluding the results of Century (in thousands except per share data):

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                ------------------       ------------------
Sales:
   As previously reported ....      $ 14,547                 $ 26,974
   As adjusted ...............        10,154                   21,798
Cost of goods sold:
   As previously reported ....         8,840                   16,589
   As adjusted ...............         8,806                   17,566
Net income (loss):
   As previously reported ....         2,445                    4,313
   As adjusted ...............        (2,727)                  (3,685)
Net income (loss) per share:
   As previously reported ....           .14                      .25
   As adjusted ...............          (.16)                    (.22)

                               AS OF SEPTEMBER 30,
                                      1996
                               -------------------
Total assets:
  As previously reported ..         $66,381
  As adjusted .............          46,430
Total stockholders' equity:
  As previously reported ..          53,232
  As adjusted .............          34,564

The following table sets forth the summary of restatement adjustments (in thousands):

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
                                                             ------------------    ------------------
Reversal of invalid sales transactions ...................        $  (663)              $  (954)
Reversal of sales for revenue recognition ................         (3,277)               (3,277)
Reclassification of purchasing agency arrangement ........           (425)                 (810)
Additional accounts receivable adjustments ...............            (28)                 (135)
                                                                  -------               -------
Total adjustments to sales ...............................         (4,393)               (5,176)
Corrections to inventory pricing and physical counts .....         (1,893)               (1,343)
Additional provisions for inventory obsolescence .........           (439)                 (777)
Restoration of inventory for revenue recognition .........          1,697                 1,697
Reversal of certain additions to capital equipment, net of
     related depreciation, which were not bona fide ......             18                (1,423)
Provision for losses on investment activities ............         (1,600)               (3,096)
Pre-acquisition advances to subsidiary ...................           (859)               (1,891)
Other adjustments, net ...................................            598                   975
Reversal of provisions for income taxes ..................          1,699                 3,036
                                                                  -------               -------

Total adjustments to net income (loss) ...................        $(5,172)              $(7,998)
                                                                  =======               =======

ADDITIONAL RESTATEMENT REGARDING CENTURY

    Since the Company filed with the Commission on July 22, 1997 its Form 10-K for the period ended March 31, 1997, the Company and Century continued to analyze financial information underlying the Century account balances as of March 31, 1997 in order to assess and evaluate the reported financial results. As a result of this analysis, in its Form 10-K/A for the period ended March 31, 1997 filed with the Commission on April 28, 1998, Centennial restated its previously reported financial results to increase its investments in affiliate and retained earnings by approximately $892,000 as of March 31, 1997 related to the Company's investment in Century. Centennial has similarly restated these same accounts as of September 27, 1997 by increasing its investments in affiliate and retained earnings by approximately $892,000.

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

5. INVENTORIES

    Inventories consisted of (in thousands):

                                                       SEPTEMBER 27,     MARCH 31,
                                                           1997            1997
                                                       -------------     ---------
   Raw material, primarily electronic components          $1,291          $3,995
   Work in process .............................             691           1,387
   Finished goods ..............................             418           2,412
                                                          ------          ------
                                                          $2,400          $7,794
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

    No assurance can be given that there will not be a material number of class members who decline to participate in the Settlement Agreement.

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

THE REGISTRANT HEREBY AMENDS PART I, ITEM 2 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 27, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:


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

    Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):

                                            1997            1996
                                           ------          ------
Costs incurred in connection with
 ITP/Fleet.Net (See Note 7) .....          $  608          $  859
Loss on investment in ViA .......           4,165              --
Loss on investment in Infos .....              --           1,500
Losses on other investments .....             651             100
                                           ------          ------
TOTAL ...........................          $5,424          $2,459
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

    Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):

                                                             1997            1996
                                                            ------          ------
Costs incurred in connection with
ITP/Fleet.Net (See Note 7) .......................          $3,819          $1,892
Loss on investment in ViA ........................           4,415              --
Loss on investment in Infos ......................              --           1,500
Loss on investment in Advent Technology Management              --           1,000
Losses on other investments ......................             675             660
                                                            ------          ------
TOTAL ............................................          $8,909          $5,052
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

    The Company has commitments as of September 27, 1997 for future capital equipment expenditures in fiscal year 1998 of $631,000.

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

CONTINGENCIES

    The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company has been granted final approval of its proposed settlement of these suits. The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company has recorded a provision for the potential settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the potential settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the potential settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital. However, there can be no assurance that there will not be a material number of class members who decline to participate in the Settlement Agreement, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

THE REGISTRANT HEREBY AMENDS PART II OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 27, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:


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

    No assurance can be given that there will not be a material number of class members who decline to participate in the Settlement Agreement.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not Applicable.

ITEM 5.    OTHER INFORMATION Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

ITEM                                                                                  LOCATION
 NO.                             DESCRIPTION                                          SEE NOTE:
----                             -----------                                          ---------

 3.1   -- Certificate of Amendment to the Certificate of Incorporation                   (3)

 3.2   -- By-Laws                                                                        (9)

 3.3   -- Shareholder Voting Agreement between Centennial Technologies, Inc. and         (3)
          the Shareholders who are a party thereto, dated November 27, 1996

 4.1   -- Specimen Stock Certificate                                                     (2)

 4.2   -- Form of Warrant Agreement between the Company and American Securities          (9)
          Transfer, Incorporated (includes Specimen Warrant Certificate)

 10.1  -- Revolving Credit and Security Agreement between the Company and The            (7)
          First National Bank of Boston, dated September 14, 1994

 10.2  -- $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in          (7)
          favor of The First National Bank of Boston for the benefit of the
          Company

 10.3  -- Unlimited Guaranty, dated September 14, 1994, by NCT in favor of The           (7)
          First National Bank of Boston for the benefit of the Company

 10.4  -- Affiliate Subordination Agreement, dated September 14, 1994, executed          (7)
          in favor of The First National Bank of Boston by the Company, NCT
          and Emanuel Pinez

 10.5  -- Amendment No. 1 dated as of November 8, 1995 to the Revolving Credit           (4)
          and Security Agreement between the Company and The First National
          Bank of Boston

 10.6  -- Forbearance Agreement and Amendment by and between The First National          (3)
          Bank of Boston, BancBoston Leasing Inc., Centennial Technologies,
          Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design
          Circuits, Inc., dated as of March 18, 1997

 10.7  -- Lease Agreement between the Company and 37 Manning Road Limited                (9)
          Partnership, dated November 6, 1992 and amended on November 29,
          1992

 10.8  -- Lease Agreement between the Company and 4 Point Interiors, dated June          (9)
          28, 1993 ("California Lease")

 10.9  -- Amendment to the California Lease, dated June 25, 1993                         (9)

 10.10 -- Form of the Company's Domestic Distributor Agreement between the               (9)
          Company and its domestic distributors

 10.11 -- Form of the Company's Agreement with its Manufacturer's Representatives        (9)

 10.12 -- Purchase Agreement between Triple I Corporation and Centennial                 (3)
          Technologies, Inc., dated March 31, 1996

 10.13 -- Investment and Stockholders Agreement by and between Centennial                (3)
          Technologies, Inc. and ViA, Inc., dated November 27, 1996

 10.14 -- 1994 Stock Option Plan, as amended                                             (5)

 10.15 -- 1994 Formula Stock Option Plan, as amended                                     (5)

 10.16 -- Indemnification Agreement dated April 11, 1994 between Emanuel Pinez           (9)
          and the Company

 10.17 -- Employment Agreement between the Company and John J. McDonald, dated           (4)
          October 20, 1995

 10.18 -- Key Employee Agreement between Centennial Technologies, Inc. and Donald        (3)
          R. Peck, dated February 1, 1997

 10.19 -- Agreement to Provide Interim Management and Consulting Services between        (3)
          Centennial Technologies, Inc. and Jay Alix & Associates, dated
          February 17, 1997

 10.20 -- Key Employee Agreement between Centennial Technologies, Inc. and John          (2)
          J. McDonald dated April 1, 1997

 10.21 -- Key Employee Agreement between Centennial Technologies, Inc. and David         (2)
          E. Merry, Jr. dated April 1, 1997

 10.22 -- First Amendment to Forbearance Agreement by and between The First              (2)
          National Bank of Boston, BancBoston Leasing Inc., Centennial
          Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc.
          and Design Circuits, Inc., dated as of April 18, 1997

10.23 -- Second Amendment to Forbearance Agreement and Amendment by and between          (2)
         The First National Bank of Boston, BancBoston Leasing Inc.,
         Centennial Technologies, Inc., NCT, Inc., Century Electronics
         Manufacturing, Inc. and Design Circuits, Inc., dated as of June 4,
         1997

10.24 -- Third Amendment to Forbearance Agreement and Amendment by and between           (2)
         The First National Bank of Boston, BancBoston Leasing Inc.,
         Centennial Technologies, Inc., NCT, Inc., Century Electronics
         Manufacturing, Inc. and Design Circuits, Inc., dated as of June 26,
         1997

10.25 -- Consulting Agreement by and between Centennial Technologies, Inc. and           (2)
         William M. Kinch dated as of March 1, 1997

10.26 -- Agreement for Consulting Services between The Boston Agent and                  (2)
         Centennial Technologies, Inc., dated January 20, 1997

10.27 -- Lease Agreement by and between Centennial Technologies, Inc. and                (2)
         Michael A. Howland, as Trustee of the Hownat Trust, dated April 17,
         1997

10.28 -- Settlement Agreement by and among Centennial Technologies, Inc., H.             (2)
         Hamby Hutcheson and Mary Lou Hutcheson, dated as of May 15, 1997

10.29 -- Fourth Amendment to Forbearance Agreement and Amendment by and between          (1)
         The First National Bank of Boston, BancBoston Leasing Inc., Centennial
         Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and
         Design Circuits, Inc., dated as of June 26, 1997

10.30 -- Loan and Security Agreement by and between Congress Financial                   (1)
         Corporation (New England) as Lender and Centennial Technologies, Inc. as
         Borrower, dated August 14, 1997

10.31 -- Employment Agreement between Centennial Technologies, Inc. and L.               (1)
         Michael Hone, effective August 19, 1997

10.32 -- Key Employee Agreement between Centennial Technologies, Inc. and                (1)
         Richard N. Stathes dated September 15, 1997

10.33 -- Key Employee Agreement between Centennial Technologies, Inc. and                (1)
         Jacques Assour dated September 15, 1997

27    -- Financial Data Schedule                                                        Filed
                                                                                       Herewith

    (1) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 27, 1997 filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998.

    (2) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

    (3) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K/A filed with the Commission on April 28, 1998.

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

                                         CENTENNIAL TECHNOLOGIES, INC.


Dated: May 8, 1998                       By: /s/ Eugene M. Bullis
                                             --------------------------------
                                             Eugene M. Bullis
                                             Interim Chief Financial Officer