Form 10-Q/A
period 1997-12-27
CENTENNIAL TECHNOLOGIES INC
filed 1998-05-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

                            ------------------------

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

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)                                          PAGE NUMBER
                                                                                   -----------
         Item 1.  Financial Statements                                                       3

                  Consolidated Balance Sheets at December 27, 1997 and March 31, 1997        3

                  Consolidated Statements of Operations for three and nine months ended      4
                  December 27, 1997 and December 31, 1996

                  Consolidated Statements of Cash Flows for nine months ended                5
                  December 27, 1997 and December 31, 1996

                  Notes to Consolidated Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition and           13
                  Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                         18
         Item 2.  Changes in Securities                                                     20
         Item 3.  Defaults Upon Senior Securities                                           20
         Item 4.  Submission of Matters to a Vote of Security Holders                       20
         Item 5.  Other Information                                                         20
         Item 6.  Exhibits and Reports on Form 8-K                                          20

   On February 10, 1998, the Company filed its Quarterly Report on Form 10-Q for the nine month period ended December 27, 1997 (the "Original Form 10-Q"). Since then, the Company and its former affiliate, Century Electronics Manufacturing, Inc. ("Century"), continued to analyze financial information underlying the Century account balances as of March 31, 1997 and later periods in order to assess and evaluate the reported financial results.

   As a result of this analysis, in its Form 10-K/A for the period ended March 31, 1997 filed with the Commission on April 28, 1998, Centennial restated its previously reported financial results to increase its investments in affiliate and retained earnings by approximately $892,000 as of March 31, 1997 related to the Company's investment in Century.

   As previously disclosed in the Original Form 10-Q, the Company sold its investment in Century on February 4, 1998, and a provision for loss on the sale of investment in affiliate of approximately $4,250,000 was recorded. By this Form 10-Q/A, Centennial is increasing this provision by $892,000. No adjustments are required to previously reported balances for investments in affiliate and retained earnings as of December 27, 1997. See Note 6 to the Unaudited Consolidated Financial Statements of the Company as of December 27, 1997 herein.

   The materials that follow amend in its entirety the Company's Original Form 10-Q. Certain materials contained in the Original Form 10-Q have been amended or deleted as they are no longer applicable, and certain additional materials have been added to reflect additional information available to the Company relevant to an understanding of the Company's results of operations and financial position as of December 27, 1997 since the filing of the Original Form 10-Q.

THE REGISTRANT HEREBY AMENDS PART I, ITEM 1 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                DECEMBER 27,          MARCH 31,
                                                                                    1997                1997
                                                                                    ----                ----
                                                                                 (UNAUDITED)         (RESTATED)
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................    $        145       $          57
     Trade accounts receivable.............................................           4,946               6,263
     Less allowances.......................................................         ( 1,002)            (   692)
                                                                               ------------       -------------
                                                                                      3,944               5,571
     Accounts receivable from affiliates...................................              --                 676
     Recoverable income taxes..............................................             337               7,356
     Inventories...........................................................           2,859               7,794
     Notes receivable from affiliate.......................................              --               4,129
     Other current assets..................................................           1,875               1,630
     Investment in affiliate held for resale...............................           7,966                  --
                                                                               ------------       -------------
Total current assets.......................................................          17,126              27,213
Equipment and leasehold improvements.......................................           4,264               4,023
          Less accumulated depreciation and amortization...................         ( 1,351)            (   936)
                                                                               ------------       -------------
                                                                                      2,913               3,087
Investments................................................................              --               5,089
Other assets...............................................................             602                 566
Investment in affiliate....................................................           2,433              16,135
                                                                               ------------       -------------
Total assets...............................................................    $     23,074       $      52,090
                                                                               ============       =============

            LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Current liabilities:
     Revolving credit notes................................................    $      2,149       $      10,090
     Obligations under term loans..........................................             235                  --
     Obligations under capital leases......................................              72                 671
     Accounts payable and accrued expenses.................................           8,647              11,883
                                                                                      -----       -------------
Total current liabilities..................................................          11,103              22,644
Obligations under term loans...............................................             536                  --
Obligations under capital leases...........................................              51                  --
Contingencies (Note 10)....................................................
Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000 shares authorized, none
     issued................................................................              --                  --
     Common Stock, $.01 par value; 50,000,000 shares authorized, 18,499,000 issued and outstanding at December 27, 1997; 17,745,000 issued and
     outstanding at March 31, 1997.........................................             185                 177
Additional paid-in capital.................................................          84,220              82,240
Accumulated deficit........................................................         (72,865)            (52,738)
Foreign currency translation of equity investment..........................         (   156)            (   233)
                                                                               ------------       -------------
Total stockholders' equity.................................................          11,384              29,446
                                                                               ------------       -------------
Total liabilities and stockholders' equity.................................    $     23,074       $      52,090
                                                                               ============       =============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     DECEMBER 27,         DECEMBER 31,         DECEMBER 27,        DECEMBER 31,
                                                         1997                 1996                 1997                1996
                                                         ----                 ----                 ----                ----
                                                      (RESTATED)           (RESTATED)           (RESTATED)          (RESTATED)

Sales.................................................$     7,567         $      7,216         $     21,041         $    29,014
Costs and expenses:
     Cost of goods sold...............................      5,074                6,776               16,819              24,342
     Engineering costs................................        351                  439                1,042               1,091
     Selling, general and administrative expenses.....      1,911                3,794                6,873               6,292
     Provision for loss on inventory subject to
          Customer dispute............................         --                   --                1,841                  --
     Loss on investment activities....................         14                9,356                8,923              14,408
     Special investigation costs......................         --                   --                  597                  --
     Lease cancellation charge........................         --                   --                  258                  --
     Net interest (income)/expense....................    (    51)                 263                   96                  24
                                                       ----------         ------------         ------------         -----------
          Total costs and expenses....................      7,299               20,628               36,449              46,157
                                                       ----------         ------------         ------------         -----------
Income/(loss) before equity in earnings of affiliate..        268              (13,412)             (15,408)            (17,143)
Equity in earnings (loss) of affiliate................         --              (    82)                 423             (    36)
Provision for loss on sale of investment in
   affiliate..........................................    ( 5,142)                  --              ( 5,142)                 --
                                                      -----------         ------------         ------------         -----------
          Net loss....................................$   ( 4,874)        $    (13,494)        $    (20,127)        $   (17,179)
                                                      ===========         ============         ============         ===========

Net loss per share....................................$      (.26)         $      (.77)         $     (1.09)         $    (1.01)
Weighted average shares outstanding...................     18,513               17,427               18,446              16,983

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                  ---------------------------------------------
                                                                                  DECEMBER 27, 1997           DECEMBER 31, 1996
                                                                                  -----------------           -----------------
                                                                                     (RESTATED)                  (RESTATED)
      Cash flows from operating activities:
           Net loss...........................................................  $      (20,127)              $    (17,179)
           Adjustments to reconcile net loss to net cash from (used in)
           operating activities:
           Depreciation and amortization......................................             665                        871
           Equity in earnings of affiliate....................................         (   423)                        36
           Provision for loss on accounts receivable..........................             310                        274
           Provision for loss on investments..................................           7,019                     15,237
           Provision for loss on sale of investment in affiliate..............           5,142                         --
           Other non-cash items...............................................              --                    (    16)
           Change in operating assets and liabilities:
                Accounts receivable...........................................           1,317                        839
                Accounts receivable from affiliate............................              --                    ( 4,706)
                Inventories...................................................           4,935                    ( 4,141)
                Notes receivable..............................................              --                        926
                Notes receivable from affiliate...............................           4,129                         --
                Recoverable income taxes......................................           7,019                    ( 6,746)
                Other assets..................................................         (     5)                   (   444)
                Accounts payable and accrued expenses.........................         ( 3,236)                     5,434
                                                                                --------------               ------------
                     Net cash provided by (used in) operating activities......           6,745                    ( 9,615)
      Cash flows from investing activities:
           Capital expenditures...............................................         (   848)                   ( 1,551)
           Disposal of capital equipment......................................             607                         --
           Purchase of available-for-sale securities..........................              --                    (36,164)
           Proceeds from sale of available-for-sale securities................              --                     36,164
           Purchase of investments............................................              --                    ( 9,664)
           Acquisition of businesses, net of cash acquired....................              --                    (10,903)
           Advances from affiliate (net)......................................           1,017                         --
                                                                                --------------               ------------
                     Net cash provided by (used in) investing activities......             776                    (22,118)
      Cash flows from financing activities:
           Net borrowings under line of credit................................         ( 7,941)                    12,681
           Borrowings from term loans.........................................             938                         --
           Payments on term loans.............................................         (   167)                        --
           Borrowings from capital leases.....................................              --                        204
           Payments on capital leases.........................................         (   549)                   (   269)
           Proceeds from exercise of stock options............................             209                      3,499
           Proceeds from exercise of warrants.................................              --                        623
           Net proceeds from public offerings of Common Stock.................              --                      1,236
           Proceeds from certain related party transactions...................              --                      3,389
           Foreign currency translation of equity investment..................              77                         --
                                                                                --------------               ------------
                     Net cash provided by (used in) financing activities......         ( 7,433)                    21,363
                                                                                --------------               ------------
      Net increase (decrease) in cash and cash equivalents....................              88                    (10,370)
      Cash and cash equivalents at beginning of period........................              57                     12,281
                                                                                --------------               ------------
      Cash and cash equivalents at end of period..............................  $          145               $      1,911
                                                                                ==============               ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

  Basis of Presentation

   The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. The Company's investment in Century Electronics Manufacturing, Inc. ("Century") of which it had a 45% equity ownership position at December 27, 1997 and a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for all periods presented because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on June 30, 1997. On February 4, 1998, the Company disposed of an additional interest in Century and, accordingly, has reflected the proceeds from that disposal as a current asset at December 27, 1997. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

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

   The following table sets forth the effects of these adjustments on the Company's financial position at December 31, 1996 and results of operations for the three and nine months ended December 31, 1996, excluding the results of Century (in thousands except per share data):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   DECEMBER 31, 1996          DECEMBER 31, 1996
                                                                   -----------------          -----------------
               Sales:
                    As previously reported........                 $     15,645               $     42,619
                    As adjusted...................                        7,216                     29,014
               Cost of goods sold:
                    As previously reported........                        9,138                     25,727
                    As adjusted...................                        6,776                     24,342
               Net income (loss):
                    As previously reported........                        3,360                      7,673
                    As adjusted...................                      (13,494)                   (17,179)
               Net income (loss) per share:
                    As previously reported........                          .19                        .44
                    As adjusted...................                         (.77)                     (1.01)


                                                                                              AS OF DECEMBER 31,
                                                                                                     1996
                                                                                                     ----
               Total assets:
                    As previously reported........................................            $     89,952
                    As adjusted...................................................                  58,320
               Total stockholders' equity:
                    As previously reported........................................                  70,874
                    As adjusted...................................................                  36,611

    The following table sets forth the summary of restatement adjustments (in thousands):

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 DECEMBER 31, 1996           DECEMBER 31, 1996
                                                                                 -----------------           -----------------

               Reversal of invalid sales transactions.....................       $         ( 4,620)          $        ( 5,574)
               Reversal of sales for revenue recognition..................                 ( 3,155)                   ( 6,432)
               Reclassification of purchasing agency arrangement..........                 (   543)                   ( 1,353)
               Additional accounts receivable adjustments.................                 (   111)                   (   246)
                                                                                 -----------------           ----------------
               Total adjustments to sales.................................                 ( 8,429)                   (13,605)
               Corrections to inventory pricing and physical counts.......                     557                    (   786)
               Additional provisions for inventory obsolescence...........                 (   485)                   ( 1,262)
               Restoration of inventory for revenue recognition...........                   1,738                      3,435
               Reversal of certain additions to capital equipment,
                   net of related depreciation, which were not bona fide..                 (    90)                   ( 1,513)
               Provision for losses on investment activities..............                 ( 9,211)                   (12,307)
               Pre-acquisition advances to subsidiary.....................                 ( 1,526)                   ( 3,417)
               Other adjustments, net.....................................                 ( 1,497)                   (   522)
               Reversal of provisions for income taxes....................                   2,089                      5,125
                                                                                 -----------------           ----------------
               Total adjustments to net income (loss).....................       $         (16,854)          $        (24,852)
                                                                                 =================           ================

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

   As previously disclosed in the Original Form 10-Q, the Company sold its investment in Century on February 4, 1998, and a provision for loss on the sale of investment in affiliate of approximately $4,250,000 was recorded. By this Form 10-Q/A, Centennial is increasing this provision by $892,000. No adjustments are required to previously reported balances for investments in affiliate and retained earnings as of December 27, 1997. See Note 6.

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

5.   INVENTORIES

   Inventories consisted of (in thousands):

                                                    DECEMBER 27,    MARCH 31,
                                                        1997          1997
                                                        ----          ----
           Raw material, primarily electronic
              components..........................   $  1,325        $ 3,995
           Work in process........................        761          1,387
           Finished goods.........................        773          2,412
                                                     --------        -------
                                                     $  2,859        $ 7,794
                                                     ========        =======

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

THE REGISTRANT HEREBY AMENDS PART I, ITEM 2 OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 1997 TO READ IN ITS ENTIRETY AS FOLLOWS:

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

   Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):

                                                      1997     1996
                                                      ----     ----
  Costs incurred in connection with ITP/Fleet.Net
     (See Note 7).................................    $ 50    $1,497
  Loss on investment in Infos.....................      --     5,343
  Loss on investment in Industrial Imaging........      --     2,053
  (Gains)/losses on other investments.............     (36)      463
                                                      ----    ------
  TOTAL...........................................    $ 14    $9,356
                                                      ====    ======

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

   Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 and 1996 periods (in thousands):

                                                               1997      1996
                                                               ----      ----
             Costs incurred in connection with
                ITP/Fleet.Net (See Note 7)................    $3,869   $ 3,389
             Loss on investment in ViA....................     4,415        --
             Loss on investment in Infos..................        --     6,843
             Loss on investment in Advent Technology
                Management................................        --     1,000
             Loss on investment in Industrial Imaging.....        --     2,053
             Losses on other investments..................       639     1,123
                                                              ------   -------
             TOTAL........................................    $8,923   $14,408
                                                              ======   =======

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

   The Company had commitments as of December 27, 1997 for future capital equipment expenditures in fiscal year 1998 of $400,000.

Financing Transactions

   In November 1996, the Company renewed and amended its revolving line of credit with a bank, pursuant to which the Company could borrow up to specified limits based on the Company's eligible receivables and inventory, including eligible receivables and inventory of Design Circuits, Inc. ("DCI"). See " -Investment in Century Electronics Manufacturing, Inc." Borrowings on the DCI borrowing base were made by the Company and subject to a DCI guarantee. All borrowings were collateralized by substantially all of the assets of the Company. The agreement required the Company to comply with certain covenants relating to the Company's net worth and indebtedness, among other things. On February 14, 1997, the Company received a notice of default, and on March 18, 1997, entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was subsequently extended to August 15, 1997.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES NOT APPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE.

ITEM 5.   OTHER INFORMATION NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

                      ITEM                                                                                         LOCATION
                       NO.                                             DESCRIPTION                                 SEE NOTE:
                       --         ---------------------------------------------------------------------------      ---------

                       3.1    --  Certificate of Amendment to the Certificate of Incorporation................       (3)
                       3.2    --  By-Laws.....................................................................       (9)

                      ITEM                                                                                         LOCATION
                       NO.                                             DESCRIPTION                                 SEE NOTE:
                       --         ---------------------------------------------------------------------------      ---------

                       3.3    --  Shareholder Voting Agreement between Centennial Technologies, Inc.
                                  and the Shareholders who are a party thereto, dated November 27, 1996.......       (3)
                       4.1    --  Specimen Stock Certificate..................................................       (2)
                       4.2    --  Form of  Warrant Agreement between the Company and American Securities
                                  Transfer, Incorporated  (includes Specimen Warrant Certificate).............       (9)
                      10.1    --  Revolving Credit and Security Agreement between the Company and The
                                  First National Bank of  Boston, dated September 14, 1994....................       (7)
                      10.2    --  $3,000,000 Revolving Credit Note, dated September 14, 1994, by NCT in
                                  favor of  The First National Bank of Boston for the benefit of the Company..       (7)
                      10.3    --  Unlimited Guaranty, dated September 14, 1994, by NCT in favor of  The
                                  First National Bank of Boston for  the benefit of  the Company..............       (7)
                      10.4    --  Affiliate Subordination Agreement, dated September 14, 1994, executed in favor of  The First National Bank of Boston by  the Company, NCT and
                                  Emanuel Pinez...............................................................       (7)
                      10.5    --  Amendment No. 1 dated as of  November 8, 1995 to the Revolving Credit and Security Agreement between the Company and The First National
                                  Bank of Boston..............................................................       (4)
                      10.6    --  Forbearance Agreement and Amendment by and between The First National
                                  Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc.,
                                  NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits,
                                  Inc., dated as of March 18, 1997............................................       (3)
                      10.7    --  Lease Agreement between the Company and 37 Manning Road Limited
                                  Partnership, dated November 6, 1992 and amended on November 29, 1992........       (9)
                      10.8    --  Lease Agreement between the Company and 4 Point Interiors, dated June 28,
                                  1993 ("California Lease")...................................................       (9)
                      10.9    --  Amendment to the California Lease, dated June 25, 1993......................       (9)
                     10.10    --  Form of the Company's Domestic Distributor Agreement between the
                                  Company and its domestic distributors.......................................       (9)
                     10.11    --  Form of the Company's Agreement with its Manufacturer's Representatives.....       (9)
                     10.12    --  Purchase Agreement between Triple I Corporation and Centennial
                                  Technologies, Inc., dated March 31, 1996....................................       (3)
                     10.13    --  Investment and Stockholders Agreement by and between Centennial
                                  Technologies, Inc. and ViA, Inc., dated November 27, 1996...................       (3)
                     10.14    --  1994 Stock Option Plan, as amended..........................................       (5)
                     10.15    --  1994 Formula Stock Option Plan, as amended..................................       (5)
                     10.16    --  Indemnification Agreement dated April 11, 1994 between Emanuel Pinez
                                  and the Company.............................................................       (9)
                     10.17    --  Employment Agreement between the Company and John J. McDonald, dated
                                  October 20, 1995............................................................       (4)
                     10.18    --  Key Employee Agreement between Centennial Technologies, Inc. and Donald
                                  R. Peck, dated February 1, 1997.............................................       (3)
                     10.19    --  Agreement to Provide Interim Management and Consulting Services
                                  between Centennial Technologies, Inc. and Jay Alix & Associates,
                                  dated February 17, 1997.....................................................       (3)
                     10.20    --  Key Employee Agreement between Centennial Technologies, Inc. and
                                  John J. McDonald dated April 1, 1997........................................       (2)
                     10.21    --  Key Employee Agreement between Centennial Technologies, Inc. and
                                  David E. Merry, Jr. dated April 1, 1997.....................................       (2)
                     10.22    --  First Amendment to Forbearance Agreement by and between The First
                                  National Bank of Boston, BancBoston Leasing Inc., Centennial
                                  Technologies, Inc., NCT, Inc., Century Electronics Manufacturing,
                                  Inc. and Design Circuits, Inc., dated as of April 18, 1997..................       (2)
                     10.23    --  Second Amendment to Forbearance Agreement and Amendment by and
                                  between The First National Bank of Boston, BancBoston Leasing Inc.,
                                  Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                  Manufacturing, Inc. and Design Circuits, Inc., dated as of June 4, 1997 ....       (2)

                      ITEM                                                                                         LOCATION
                       NO.                                             DESCRIPTION                                 SEE NOTE:
                       --         ---------------------------------------------------------------------------      ---------

                     10.24    --  Third Amendment to Forbearance Agreement and Amendment by and
                                  between The First National Bank of Boston, BancBoston Leasing Inc.,
                                  Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                  Manufacturing, Inc. and Design Circuits, Inc., dated as of June 26, 1997....       (2)
                     10.25    --  Consulting Agreement by and between Centennial Technologies, Inc.
                                  and William M. Kinch dated as of March 1, 1997..............................       (2)
                     10.26    --  Agreement for Consulting Services between The Boston Agent and
                                  Centennial Technologies, Inc., dated January 20, 1997.......................       (2)
                     10.27    --  Lease Agreement by and between Centennial Technologies, Inc. and
                                  Michael A. Howland, as Trustee of the Hownat Trust, dated April 17, 1997....       (2)
                     10.28    --  Settlement Agreement by and among Centennial Technologies, Inc., H.
                                  Hamby Hutcheson and Mary Lou Hutcheson, dated as of May 15, 1997............       (2)
                     10.29    --  Fourth Amendment to Forbearance Agreement and Amendment by and
                                  between The First National Bank of Boston, BancBoston Leasing Inc.,
                                  Centennial Technologies, Inc., NCT, Inc., Century Electronics
                                  Manufacturing, Inc. and Design Circuits, Inc., dated as of June 26, 1997....       (1)
                     10.30    --  Loan and Security Agreement by and between Congress Financial
                                  Corporation (New England) as Lender and Centennial Technologies,
                                  Inc. as Borrower, dated August 14, 1997.....................................       (1)
                     10.31    --  Employment Agreement between Centennial Technologies, Inc. and L.
                                  Michael Hone, effective August 19, 1997.....................................       (1)
                     10.32    --  Key Employee Agreement between Centennial Technologies, Inc. and
                                  Richard N. Stathes dated September 15, 1997.................................       (1)
                     10.33    --  Key Employee Agreement between Centennial Technologies, Inc. and
                                  Jacques Assour dated September 15, 1997.....................................       (1)
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