Form 10-K
period 1998-03-31
CENTENNIAL TECHNOLOGIES INC
filed 1998-06-29
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                         COMMISSION FILE NUMBER 1-12912

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

                                 ---------------

     Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
 Common Stock, $0.01 par value                    Not Applicable

     Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                                 ---------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 8, 1998 was $29,391,070. The fair market value of the Company's Common Stock on June 8, 1998 was $1.625 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of such information. As of June 8, 1998, there were 18,496,362 shares of Common Stock, $0.01 par value per share (the "Common Stock"), of the registrant outstanding.

     Certain items in Part III of this Form 10-K incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1998 Annual Meeting of Stockholders.

================================================================================

                                     PART I

CAUTIONARY STATEMENTS

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw material inventory procurement practices, the Company's customer base, future developments involving certain investments, assessments regarding systems required to address Year 2000 issues, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors," and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 1.    BUSINESS

     For purposes of this Annual Report on Form 10-K, all references to "fiscal 1998" relate to the fiscal year consisting of the twelve-month period of Centennial Technologies, Inc. and Subsidiaries ("Centennial" or the "Company") ending March 31, 1998. All references to "fiscal 1997" relate to the fiscal year consisting of the Company's nine-month period ended March 31, 1997. All references to "fiscal 1996", "fiscal 1995" and "fiscal 1994" relate to the Company's twelve month fiscal year ended June 30, 1996, June 30, 1995 and June 30, 1994, respectively.

RECENT DEVELOPMENTS

     The operations and prospects of the Company have been significantly affected by the recent developments described below.

  Management Changes

     On February 10, 1997, after receipt of information regarding various financial and accounting irregularities in the Company's prior reported financial results, the Board of Directors fired the Company's former Chief Executive Officer, Emanuel Pinez ("Mr. Pinez"), and relieved the Company's former Chief Financial Officer, James M. Murphy, of his duties. On February 17, 1997, the Company hired Interim Chief Executive Officer Lawrence J. Ramaekers and Interim Chief Financial Officer Eugene M. Bullis.

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

  Legal Proceedings

     Class Action Litigation. Since the Company's announcement following the February 10, 1997 Board meeting that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised significant questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against the Company, its directors, certain of its officers, its independent accountants, Coopers & Lybrand L.L.P., and others, asserting claims under Federal securities laws and related state law claims. See "Item 3 -- Legal Proceedings."

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

     On April 29, 1998, the United States District Court for the District of Massachusetts granted final approval of the Company's proposed settlement of the class action and derivative claims described above. See "Item 3 -- Legal Proceedings."

     Department of Justice. On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by Mr. Pinez, and correspondence with the Company's auditors. The Company has received and responded to additional subpoenas, and is continuing to cooperate with the DOJ. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

     New York Stock Exchange Proceedings. On February 21, 1997, the New York Stock Exchange ("NYSE") announced that trading in the Company's Common Stock would be suspended before the opening of trading on March 3, 1997, and that following suspension, the NYSE would apply to the Securities and Exchange Commission ("SEC") to de-list the issue. On March 10, 1997, the NYSE confirmed that trading in the Company's Common Stock was suspended prior to the opening of the market on March 3, 1997. On April 10, 1997, the NYSE, pursuant to Section 12(d) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 12d2-2 promulgated thereunder, applied to the SEC to strike the Company's Common Stock from listing and registration on the NYSE at the opening of the market on April 25, 1997 because, in the opinion of the NYSE, the Company's Common Stock was no longer suitable for continued listing and trading on the NYSE. By its order dated April 24, 1997, the SEC granted the NYSE application for removal of the Company's Common Stock from listing, which became effective at the opening of trading on April 25, 1997.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     On February 10, 1997, the Company's Board of Directors reviewed information that raised significant questions as to whether previously reported financial results contained material misstatements. A special committee consisting of outside members of the Company's Board of Directors, with the assistance of outside counsel and the Company's independent accountants, conducted an investigation regarding the financial statements and business affairs of the Company. On June 12, 1997, the Company announced that it had completed the financial review.

     Cumulative adjustments to the Company's previously reported results of operations through December 31, 1996 consist of reductions of sales totaling $21.2 million, increases to cost of goods sold associated with inventory adjustments totaling $8.8 million, and write-offs of investments in and advances to several companies totaling $15.8 million. Additional increases in costs and expenses include adjustments to plant and equipment, miscellaneous assets, investment in Century Electronics Manufacturing, Inc., accrued liabilities and warranty reserves for a net aggregate amount of $2.4 million. Netted against these adjustments is an aggregate amount of $8.1 million in reductions to income taxes, representing reversals of previously reported tax provisions.

     The following table sets forth the summary of restatement adjustments (in thousands):

                                                      SIX MONTHS
                                                         ENDED             FISCAL YEAR ENDED JUNE 30,
                                                        DEC. 31,      ------------------------------------
                                                          1996          1996          1995          1994
                                                      ----------      --------      --------      --------

Adjustments attributable to Centennial
  Technologies, Inc.:
Reversal of invalid sales transactions ..........      $( 5,283)      $ (3,714)     $ (3,455)     $   (413)
Reversal of bill and hold sales transactions ....       ( 6,432)            --            --            --
Reclassification of purchasing agency
  arrangement ...................................          (968)          (585)           --            --
Additional accounts receivable adjustments ......          (239)          (136)           (9)           --
                                                       --------       --------      --------      --------
Total adjustments to sales ......................       (12,922)        (4,435)       (3,464)         (413)
Corrections to inventory pricing and physical
  counts ........................................        (1,336)        (2,202)       (4,560)       (1,410)
Restoration of inventory related to bill and hold
  sales transactions ............................         3,435             --            --            --
Additional provisions for inventory
  obsolescence ..................................          (925)        (1,351)          (78)         (381)
Reversal of certain additions to capital
  equipment, net of related depreciation,

  which were not bona fide ......................           (72)        (2,266)         (223)         (177)
Provision for losses on investment activities ...       (10,811)        (1,496)           --            --
Pre-acquisition advances to subsidiary ..........        (2,385)        (1,101)           --            --
Other adjustments, net ..........................          (568)           399         1,043          (211)
Reversal of provisions for income taxes .........         3,788          3,268           556           455
                                                       --------       --------      --------      --------
Total adjustments to net income (loss) ..........       (21,796)      $ (9,184)     $ (6,726)     $ (2,137)
                                                                      ========      ========      ========
Adjustments attributable to Century Electronics
  Manufacturing, Inc. ...........................          (358)
                                                       ---------
Total adjustments to net income (loss) ..........      $(22,154)
                                                       =========

     As outlined in the criminal indictment of Mr. Pinez, the Company's sales figures were inflated in previous periods. This inflation was achieved by various means, including shipping empty PC card housings; billing customers for non-existent products; using the delivery of non-product materials to generate shipping documents, which were then used to create fictitious invoices; and the payment of these invoices with funds apparently provided by Mr. Pinez.

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

     In order to correct previously reported amounts for inventory and cost of goods sold, the Company conducted a physical inventory in February 1997 and performed rollback and analytic procedures. The rollback procedures included a determination of purchases, cost of goods sold and other adjustments appropriate for prior periods. The analytic procedures included gross margin analyses as well as a review of inventory schedules prepared in prior periods.

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its subsidiaries, Intelligent Truck Project, Inc. and Fleet.Net, Inc., the Company has recorded a charge of $3.5 million, equal to advances to these companies between April 1996 and December 31, 1996 previously characterized as prepaid technology license fees, as costs and expenses in the periods in which those advances were made. The Company has also recorded valuation reserves and related accruals amounting to $5.8 million related to several of its loans to and/or investments in technology companies. In addition, the Company has reached agreements to settle claims related to its investments in Infos International, Inc. and P.G. Technologies, Inc. and has recorded a full write-off of its investments in these entities of $6.0 million and $0.5 million, respectively.

GENERAL

     The Company was incorporated in 1994 in Delaware as the successor by merger to C. Centennial, Inc., a Massachusetts corporation. The Company's principal executive offices are located at 7 Lopez Road, Wilmington, Massachusetts, and its telephone number is (978) 988-8848.

     The Company designs, manufactures and markets an extensive line of PC card-based solutions to OEMs. The Company focuses on OEM applications and sells into a broad range of markets, including: Communications (routers, wireless telephones, and local area networks); Transportation (navigation, vehicle diagnostics); Mobile Computing (hand-held data collection terminals, notebook computers, personal digital assistants); and Medical (blood gas analysis systems, defibrillators, hand-held glucometers). The Company has sold its products and services to over 250 OEMs, including 3Com Corporation ("3Com"), Bay Networks, Inc. ("Bay Networks"), Lucent Technologies, Inc. ("Lucent Technologies"), Philips Electronics N.V. ("Philips"), and Trimble Navigation Limited ("Trimble Navigation").

     The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. Beginning in 1992, the Company began designing, manufacturing and marketing cards which conformed to the specifications agreed upon by the Personal Computer Memory Card International Association ("PCMCIA") and became known as "PC cards," and gradually de-emphasized the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market.

  Industry Overview

     In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems, such as mobile communication systems, network switches, medical devices, navigation systems, cellular telephones, portable computers, digital cameras and portable data collection terminals. PC cards, with characteristics such as high shock and vibration tolerance, low power consumption, small size and higher access speed, better meet the requirements of these emerging applications than do traditional hard drive and floppy disk storage solutions. The Company believes that demand for PC cards will increase from increased adoption of PCMCIA standards by electronic equipment manufacturers, the inclusion of PC card slots on next generation electronic devices and the development of PC cards offering new applications. In addition, the Company believes that widening acceptance of Microsoft Corporation's hand-held and mobile computer operating system, Windows CE, may stimulate demand for certain hand-held computers and personal digital assistants ("PDAs") that use PC cards for storage and other applications.

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

                                PC CARD PRODUCTS

      TARGET INDUSTRY                                 APPLICATIONS
      ---------------                                 ------------

Communications............................   PC cards are used for storage in
                                             certain wireless telephones and
                                             other personal communication
                                             devices such as screen phones. PC
                                             cards are also used in other
                                             communication devices, such as PBX
                                             switches and network routers. The
                                             Company also markets network
                                             interface cards, which are used to
                                             connect computing devices to local
                                             and wide area networks.

Transportation............................   The Company markets PC cards for
                                             navigation systems, such as Global
                                             Positioning Satellite ("GPS")
                                             equipment used in rental cars,
                                             fleet vehicles, emergency and
                                             rescue vehicles, airplanes, ships
                                             and military vehicles. GPS systems
                                             interpret signals from a dedicated
                                             network of satellites that circle
                                             the earth, providing data on the
                                             position, direction, altitude and
                                             speed of an object. The Company
                                             also develops PC cards used to
                                             interact with on-board information
                                             systems embedded in air, marine and
                                             land based vehicles.

Mobile Computing and
 Office Automation........................   PC cards with memory chips are used
                                             for storage capacity in portable
                                             consumer electronics devices, such
                                             as notebooks, handheld computers
                                             and PDAs, and in office automation
                                             products, such as laser printers,
                                             facsimile machines and desktop
                                             computers. PC cards are also used
                                             for data acquisition and data
                                             conversion. The Company's ATA card
                                             offerings may be used to display
                                             images recorded by a digital camera
                                             on a personal computer. Other data
                                             acquisition and conversion cards
                                             are used by field personnel to
                                             gather information, which can then
                                             be transmitted and downloaded to
                                             computing devices in remote
                                             offices.

Medical    ...............................   The Company sells PC cards for use
                                             in medical monitoring and
                                             diagnostic equipment. Applications
                                             include blood gas analysis systems,
                                             defibrillators and hand-held
                                             glucometers. PC cards are used for
                                             recording patient data and storing
                                             system program information.

     The Company provides other non-PC card products based on flash memory technology. Flash memory requires no power to retain data and is electronically programmable and re-programmable, characteristics that are not present together in other memory chips. Based on these advantages and recent decreases in the cost of flash memory, the Company believes the use of flash memory will become more prevalent in industrial and commercial equipment. Management believes that its flash SIMMs (defined below) and miniature cards complement the Company's PC card product offerings and provide the Company's OEM customers with alternative solutions to address data storage and processing needs.

     Small form factor flash cards are removable flash memory devices that fit into small electronic devices, such as compact digital cameras, through slots that are smaller than those designed for PC cards. Small form factor flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology in a modified mechanical package with modified electrical connections. The Company offers three types of standardized small form factor flash cards, in addition to custom form factors tailored to particular OEM requirements:

* The CompactFlash(TM) (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for compact flash cards, of which the Company is a member. The CompactFlash uses a design that relies on an on-board microcontroller and NAND flash technology.

* The MiniatureCard(TM) (a trademark of Intel Corporation ("Intel")) is based upon a design promoted by Intel. The MiniatureCard is based on linear flash devices, NOR flash technology, uses a linear design, as opposed to the design of the CompactFlash, and requires no on-board microcontroller.

* The Half Card is based upon a proprietary design developed by the Company utilizing linear flash technology and requires no on-board microcontroller or PCMCIA interface logic devices.

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

  Sales and Marketing

     The Company targets industrial and commercial applications for PC cards primarily in the communications, transportation, mobile computing and medical industries. The Company markets its products primarily through direct sales people, independent manufacturer representatives and distributors. The Company's sales staff operates primarily from the Company's main office in Wilmington, Massachusetts. Field sales representatives operate from remote offices. The Company recently closed foreign sales branches in Montreal, Canada and St. Albans, England and opened a foreign sales branch in Cheshire, England.

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

     During fiscal 1998, Bay Networks accounted for approximately 29% of the Company's sales. During fiscal 1997, Bay Networks and Philips accounted for approximately 32% and 22%, respectively, of the Company's sales. During fiscal 1996, Bay Networks and Philips accounted for approximately 16% and 12%, respectively, of the Company's sales. During fiscal 1998, 1997, and 1996, approximately 14%, 8%, and 12% of the Company's sales were outside of the United States. See "Risk Factors -- Dependence on Major Customers; Concentration of Credit Risk" and " -- Risks of International Operations."

  Engineering and Product Development

     The Company directs its engineering and design efforts towards products for which the Company believes there is a growing and profitable market. In particular, the Company seeks to meet the requirements of its OEM customers for products aimed at emerging applications in the communications, transportation, mobile computing and medical industries by applying the latest available technology and the PC card design and engineering know-how gained from the Company's focus on these markets. The Company provides engineering and design support to many of its OEM customers in order to help integrate the Company's products into OEM equipment. OEMs often require PC cards for new applications within the Company's target markets. The Company has developed a library of several hundred designs through its work with OEMs. By working with these OEMs, the Company is exposed to new market opportunities for the Company's PC card-based solutions.

  Employees

     As of March 31, 1998, the Company had 119 full-time employees, of whom 5 were executive officers, 15 were involved in sales and marketing functions, 15 were involved with engineering and product development, 16 were involved with administration, and 68 were involved in manufacturing.

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

     On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bore interest at a rate of 6% and were to mature in ten years. Under certain conditions, the debentures would be convertible into the capital stock of an entity with which Century might merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998.

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6.0 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million during fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century. See Note 7 of Notes to Consolidated Financial Statements.

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

     In March 1998, the Company's U.K. subsidiary leased an office located in Cheshire, England for a term of six months. The Company currently pays rent in the amount of approximately $825 per month, pursuant to a lease that expires in September 1998. The lease also provides for the payment of any V.A.T. by the Company's subsidiary, as well as a reasonable proportion of certain operational and maintenance costs of the sales office during the term of the lease.

     The Company conducts business with its domestic field sales representatives using local in-home offices.

     The Company believes that its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

     Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

     On February 20, 1997, the Company received a subpoena from the United States Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding various irregularities in the Company's previous press releases and financial statements. The DOJ also requested certain information regarding some of the Company's former officers, certain stock transactions by Mr. Pinez, and correspondence with the Company's auditors. The DOJ has subsequently subpoenaed additional Company records and files. The Company has not been notified by the DOJ that it is a target or subject of this investigation.

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

     On February 9, 1998, a consolidated amended complaint combining the Centennial Securities Litigation, the February 25 Securities Litigation, the February 27 Securities Litigation and the Derivative Litigation was filed in the United States District Court for the District of Massachusetts (the "Consolidated Litigation"). Also on February 9, 1998, the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the

"Settlement Agreement"), whereby the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures.

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

     The plaintiffs have also retained their claims against Mr. Pinez; the Company's former Chief Financial Officer, James M. Murphy; the Company's independent accountants, Coopers & Lybrand L.L.P.; and others.

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998.

     As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the Settlement Agreement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital as of March 31, 1997. The Company satisfied its obligation to remit the cash portion into a settlement fund during fiscal 1998.

     A significant number of class members opted not to participate in the Settlement Agreement. No assurance can be given that claims by class members who declined to participate in the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1998, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

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

     For the periods indicated, the following table sets forth the range of high and low sale prices for the Common Stock as reported by AMEX and NYSE to March 3, 1997 and based on information reported by certain internet-based bulletin board services purporting to monitor trading activities for the period beginning March 3, 1997. The Company is unable to verify the accuracy or completeness of the internet-based bulletin board information. All high and low sale prices for the

Common Stock have been adjusted to reflect a three-for-two stock split effected on August 30, 1995 and a two-for-one stock split effected on November 18, 1996. All sale prices have been rounded to the nearest one-sixteenth.

                                                            HIGH          LOW
                                                            ----          ---
 FISCAL 1997
 July 1, 1996 through September 30, 1996...............    21 7/16      12 7/16
 October 1, 1996 through December 31, 1996.............    58 1/4       21 7/8
 January 1, 1997 through March 3, 1997.................        50        1 5/8
 March 4, 1997 through March 31, 1997..................     4 1/4        1 3/4

 FISCAL 1998
 April 1, 1997 through June 30, 1997...................     3 9/16       2 5/16
 July 1, 1997 through September 27, 1997...............     5 1/8        1
 September 28, 1997 through December 27, 1997..........     4 7/8        1 3/16
 December 28, 1997 through March 31, 1998..............     3 3/4        1

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of June 30, 1996, 1995 and 1994 and for the years ended June 30, 1995 and 1994 have been derived from financial statements not included herein.

     As set forth in Note 2 of the accompanying Consolidated Financial Statements, during fiscal 1998 the Company completed a restatement of its financial results previously reported for the first six months of fiscal 1997 and fiscal years 1996, 1995 and 1994. The financial statements set forth below give effect to the adjustments arising from the financial review.

     On March 24, 1997 the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. See Note 2 of the Consolidated Financial Statements. All references to fiscal 1998 in the accompanying financial statements relate to the twelve months ended March 31, 1998. All references to fiscal 1997 relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

CONSOLIDATED INCOME STATEMENT DATA (in thousands of dollars, except per share data):

                                        TWELVE MONTHS ENDED     NINE MONTHS ENDED
                                            MARCH 31,               MARCH 31,             FISCAL YEAR ENDED JUNE 30,
                                       --------------------    --------------------    --------------------------------
                                         1998        1997        1997        1996        1996        1995        1994
                                       --------    --------    --------    --------    --------    --------    --------
                                                 (UNAUDITED)            (RESTATED AND (RESTATED)  (RESTATED)  (RESTATED)
                                                                          UNAUDITED)
Sales ..............................   $ 28,263    $ 39,907    $ 28,263    $ 21,768    $ 33,412    $  8,982    $  7,801
Costs and expenses:
  Cost of goods sold ...............     22,041      33,213      24,453      21,018      29,778      11,575       6,508
  Engineering costs ................      1,302       1,369       1,061       1,126       1,434         753         567
  Selling, general and
     administrative expenses .......     11,135       8,416       7,318       2,705       3,803       2,442       2,083
  Provision for loss on inventory
     subject to customer dispute ...      1,841          --          --          --          --          --          --
  Lease cancellation charge ........        258          --          --          --          --          --          --
  Loss on investment activities ....      8,923      16,689      14,096          69       2,662          --          --
  Special investigation costs ......        597       3,673       3,673          --          --          --          --
  Provision for settlement
     of shareholder litigation .....         --      20,000      20,000          --          --          --          --
  Net interest expense .............         56         234         391         174          17          64         486
                                       --------    --------    --------    --------    --------    --------    --------
Total costs and expenses ...........     46,153      83,594      70,992      25,092      37,694      14,834       9,644
                                       --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
  taxes and equity in

  earnings of affiliate ............    (17,890)    (43,687)    (42,729)     (3,324)     (4,282)     (5,852)     (1,843)
Equity in earnings of affiliate ....        423         959         959          --          --          --          --
Provision for loss on sale of
   investment in affiliate .........     (5,142)         --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ..    (22,609)    (42,728)    (41,770)     (3,324)     (4,282)     (5,852)     (1,843)
Provision (benefit) for income taxes         --          --          --          --          --          --        (171)
                                       --------    --------    --------    --------    --------    --------    --------
Net income (loss) ..................   $(22,609)   $(42,728)   $(41,770)   $ (3,324)  $  (4,282)   $ (5,852)   $ (1,672)
                                       ========    ========    ========    ========    ========    ========    ========
Net income (loss) per
  share - basic and diluted ........   $  (1.22)   $  (2.49)   $  (2.41)   $   (.26)   $   (.31)   $   (.63)   $   (.19)
Weighted average shares
  outstanding ......................     18,460      17,174      17,367      12,678      13,632       9,363       9,027

CONSOLIDATED BALANCE SHEET DATA (in thousands of dollars):

                                                           MARCH 31,                                  JUNE 30,
                                                ----------------------------      ----------------------------------------------
                                                    1998            1997              1996             1995             1994
                                                ------------     -----------      -------------    -------------     -----------
                                                                                   (RESTATED)        (RESTATED)       (RESTATED)
Current assets............................      $   11,497       $  27,213        $  37,017         $   8,237        $   4,265
Total assets..............................          17,078          52,090           41,132             9,550            5,203
Current liabilities.......................           8,140          22,644            8,856             5,121              889
Working capital...........................           3,357           4,569           28,161             3,116            3,376
Stockholders' equity......................           8,902          29,446           31,909             4,267            4,315

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, the Company's customer base, future developments involving certain investments, assessments regarding systems required to address Year 2000 issues, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors," and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

     During fiscal 1997, the Company completed three separate business acquisitions of contract manufacturing activities and formed an entity, Century Electronics Manufacturing, Inc. ("Century") of which Centennial held a 67% equity ownership position for the purpose of conducting this business. On March 14, 1997, the Company agreed to reduce its equity ownership position to 45% in a transaction which was completed July 1, 1997. Accordingly, the accompanying financial statements include the results of operations of Century from the dates of acquisition on the equity method of accounting.

OVERVIEW

     The Company designs, manufacturers and markets an extensive line of PC cards used primarily by OEMs in industrial and commercial applications. The Company's PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. Beginning in 1992, when the Company began designing, manufacturing and marketing PC cards, the Company gradually de-emphasized the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market. As the Company effected this shift in focus, the Company's sales increased from $7.8 million in fiscal 1994 to $39.9 million in the twelve month period ended March 31, 1997.

     The Company incurred losses during each of these periods. See "Results of Operations" appearing hereinafter for further discussion of losses.

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. In late fiscal 1997, management decided to focus its financial resources on its core business, and to suspend its investment activities. The Company has fully reserved the carrying value of its investments in these development stage companies.

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

     The following table sets forth certain statements of operations data as a percentage of sales for the periods presented:

                                                      TWELVE MONTHS              NINE MONTHS               FISCAL YEAR
                                                      ENDED MARCH 31,          ENDED MARCH 31,            ENDED JUNE 30,
                                                    ------------------       ------------------        ------------------
                                                     1998        1997         1997         1996         1996         1995
                                                    ------      ------       ------       ------       ------       ------
Sales ........................................      100.0%      100.0%       100.0%       100.0%       100.0%       100.0%
Costs and expenses:
  Cost of goods sold .........................       78.0        83.2         86.5         96.6         89.1        128.9
  Engineering costs ..........................        4.6         3.5          3.7          5.2          4.3          8.3
  Selling, general and administrative expenses       39.4        21.1         25.9         12.4         11.4         27.2
  Loss on investment activities ..............       31.6        41.8         49.9           .3          8.0           --
  Special investigation costs ................        2.1         9.2         13.0           --           --           --
  Provision for settlement of shareholder
     litigation ..............................         --        50.1         70.8           --           --           --
  Provision for loss on inventory subject to
     customer dispute ........................        6.5          --           --           --           --           --
  Lease cancellation charge ..................        0.9          --           --           --           --           --
  Net interest expense .......................        0.2         0.6          1.4           .8           .1           .8
                                                    -----      ------       ------        -----        -----        -----
Loss before equity in earnings of affiliate ..      (63.3)     (109.5)      (151.2)       (15.3)       (12.9)       (65.2)
Equity in earnings of affiliate ..............        1.5         2.4          3.4           --           --           --
Provision for loss on sale of investment in

   affiliate .................................      (18.2)         --           --           --           --           --
                                                    -----       -----        -----        -----        -----        -----
Net loss ...............................            (80.0)%    (107.1)%     (147.8)%      (15.3)%      (12.9)%      (65.2)%
                                                    =====      ======       ======        =====        =====        =====


YEAR 2000 DISCLOSURE

     The Company is aware of problems associated with computer systems as the year 2000 approaches. "Year 2000" problems are the result of common computer programming techniques that result in systems and/or applications that do not function properly when manipulating dates later than December 31, 1999. The issues are complex and wide-ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and other applications. Problems may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with any or all of these systems may affect the effectiveness or efficiency with which the Company can perform many significant functions, including but not limited to: order processing, material planning, product assembly, product test, invoicing, payroll and financial reporting. In addition, the problem may affect the computer systems of vendors and customers, disrupting their operations and possibly impairing the Company's sources of supply and demand.

     The Company is in the process of completing an upgrade to its core management information systems that were known not to be Year 2000 compliant. Most of the modules of this new system are currently operational, and the Company believes that these upgrades will be completed before the end of calendar 1998. These upgrades are intended to address the

Year 2000 issues with respect to internal budgeting, financial planning, material planning, sales order processing, accounting, inventory control, shop floor control, and purchasing. The cost of this management information system upgrade is estimated to be approximately $400,000. Of this, approximately $382,000 is attributable to the purchase of new software, which has been and will be capitalized; the balance has been or will be expensed as incurred. The aggregate costs associated with the other Year 2000 risks have not been quantified.

     The cost and time schedule for the Year 2000 problem abatement are based upon management's best estimates for the implementation of its new management system. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third-party plans will be fulfilled, and other factors. However, there can be no assurances that these estimates will be achieved or that the anticipated time schedule will be met, and actual results could differ materially from those anticipated. Any Year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects. See "Risk Factors -- Year 2000 Compliance."

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These pronouncements are effective for financial statement periods beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its future financial statements.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, accounting for the costs of computer software developed or obtained for internal use. The Company does not believe that this pronouncement will have a material impact on its business or results of operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Sales. Sales decreased 29% to approximately $28.3 million in the 1998 period compared to $39.9 million in the 1997 period. The average selling price for the Company's products fell approximately 40% during fiscal 1998, which was partially offset by an increase in the volume of PC cards sold of approximately 15%. The Company expects that further reductions in the average selling price of its products will continue into fiscal 1999, and no assurances can be given that the Company will be successful in its efforts to offset this trend with increases in the volume of PC cards sold during fiscal 1999.

     Sales outside of the United States represented 14% of sales in the 1998 period compared to 8% of sales for the 1997 period. At the end of fiscal 1998, the Company opened a new sales office in Cheshire, England. The Company expects that sales outside the United States will continue to represent a percentage of the Company's sales consistent with that of fiscal 1998.

     Sales to one of the Company's customers represented 29% of total sales in both the 1998 and 1997 periods. If this customer were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Cost of goods sold. Cost of goods sold decreased 34% to $22.0 million for the 1998 period compared to $33.2 million for the 1997 period. Gross margins were 22.0% for the 1998 period compared to 16.8% for the 1997 period. Costs of goods sold include provisions for inventory obsolescence of $886,000 in the 1998 period and $1,263,000 in the 1997 period, representing 3.1% of sales in the 1998 period and 3.2% in the 1997 period, reflecting a strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. In February 1997, the Company instituted policies that have resulted in significantly decreasing the amount of inventory purchased in advance of receipt of customer orders. The Company's gross margins have also been impacted by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices. During fiscal 1998, the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and has established on-site stores of raw materials consigned by several of the Company's major vendors.

     Engineering Costs. Engineering costs were $1.3 million in the 1998 period and $1.4 million for the 1997 period.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $11.1 million in the 1998 period compared to $8.4 million in the 1997 period. The Company incurred increased legal expenses during fiscal 1998 as it negotiated and finalized the settlement of the class action litigation against the Company, and settled several other legal claims against the Company. The Company also paid retention bonuses during fiscal 1998 to several key employees following the announcement of the special investigation into the Company's prior reported financial results. The Company also incurred costs in hiring a new senior management team, and paid severance benefits to certain of the Company's former officers and employees. The Company also incurred costs in closing its Canadian and UK offices and establishing a new sales office in Cheshire, England.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 period and prior. The following table describes the elements and the amounts reflected in this category (in thousands):

                                                                              1998         1997
                                                                            -------      --------
Costs incurred in connection with ITP/Fleet.Net ......................      $ 3,869      $  4,761
Provision for loss on investment in Infos International ..............         --           6,024
Provision for loss on investment in Industrial Imaging ...............         --           2,283
Provision for loss on investment in WebSecure ........................         --           1,765
Less gain on sale of investment in WebSecure .........................         --          (1,200)
Provision for loss on investment in Advent Technology
 Management, Inc......................................................         --           1,000
Provision for loss on investment in P.G. Technologies, Inc. ..........         --             497
Amortization of goodwill and equity in losses of ViA .................         --             585
Provision for loss on investment in ViA ..............................        4,415          --
Other losses .........................................................          639           974
                                                                            -------      --------
                                                                            $ 8,923      $ 16,689
                                                                            =======      ========

     ITP/Fleet.Net

     On December 13, 1996, the Company completed merger agreements regarding ITP/Fleet.Net agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February 1997 announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties regarding the Company's prior reported financial statements. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreement. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of the Settlement and Mutual Release, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger has been recorded using purchase accounting, and the excess of the purchase price over the fair value of assets acquired (approximately $3.0 million) was written off as of May 15, 1997, the settlement agreement date, because of the uncertainties related to the future operations of lTP/Fleet.Net.

     ViA, Inc.

     In December 1996, the Company acquired a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial accounted for this investment using the equity method, and amortized the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment through March 31, 1997, for an aggregate amount of $585,000, as loss on investment activities. During fiscal 1998, the Company reserved the remaining carrying value of its investment, and recorded a loss on investment activities during fiscal 1998 related thereto of approximately $4.4 million.

     The Company has continued to monitor the financial performance of several development stage businesses in which the Company invested during fiscal 1997 and 1996, and to assess their future viability. The Company's analysis of financial information from these investee companies, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to reserve fully the carrying value of its investments in these development stage companies. As of March 31, 1998, the only remaining investment with a carrying value greater than zero is the Company's remaining investment in the Series B Preferred Stock of its former affiliate, Century Electronics Manufacturing, Inc., valued at approximately $2.4 million.

     Special Investigation Costs. The following table describes the elements and the amounts reflected in this category for the 1998 and 1997 periods (in thousands):

                                                                           1998        1997
                                                                          ------      ------
Fees for services provided by the Company's Independent
  Accountants .....................................................$        --        $  933
Fees for services provided by the Company's Special Litigation Legal
  Counsel ..........................................................        --           942
Fees for services provided by the Company's Interim Chief Executive
  Officer and Interim Chief Financial Officer ......................         520       1,195
Fees for services provided by Counsel to the Special Committee of
  the Board of Directors ...........................................        --           541
Other ..............................................................          77          62
                                                                          ------      ------
                                                                          $  597      $3,673
                                                                          ======      ======

     These expenses reflect fees in connection with the completion of the special investigation, certain refinancing activities, and costs of legal defense associated with shareholder litigation.

     Provision for Settlement of Shareholder Litigation. As of March 31, 1997, the Company has recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligation to remit the cash portion ($1,475,000) into a settlement fund during fiscal 1998. The Common Stock portion ($18,525,000) is included in additional paid-in capital as of March 31, 1998 and 1997.

     Provision for Loss on Inventory Subject to Customer Dispute. The Company is presently in a dispute with Philips Home Services, Inc., a subsidiary of Philips Electronics, N.V. ("Philips") regarding inventory specifically purchased and manufactured pursuant to a purchase order from Philips (the "Philips Inventory"). Philips later attempted to cancel a portion of the purchase order. The Company disputes the claim that the purchase order cancellation was effective.

     During fiscal 1998, the Company filed suit against Philips, and included claims of breach of contract and violations of Massachusetts state law prohibitions against unfair and deceptive acts or practices. Thereafter, Philips filed an answer denying several of the allegations of the complaint.

     The Company continues to pursue recovery of its inventory costs. However, due to the legal costs and inherent uncertainties involved in litigation, the Company reserved the cost of the Philips Inventory of approximately $1.8 million during fiscal 1998.

     Lease Cancellation Charge. During fiscal 1998, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. That bank required the Company to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

     Net Interest Expense. Net interest expense decreased to $56,000 in the 1998 period from $234,000 in the 1997 period, reflecting a decreased level of borrowing under the Company's revolving credit agreements.

     Equity Interest in Earnings of Affiliate. The equity interest in earnings of affiliate reflects the Company's net interest in earnings of Century.

     Provision for Loss on Sale of Investment in Affiliate. On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, recovered a warrant for the purchase of 250,000 shares of Century common stock, and satisfied its $6.0 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of interest due on the note and debenture. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million during fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

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

     Sales to one of the Company's customers represented 22% of total sales in the 1997 period and 12% of sales in the 1996 period. The Company expects a significant decline in orders from this customer due to the completion of the program under which the product was originally shipped. In addition, the Company is in dispute with the customer regarding certain unshipped orders that have not been included in sales.

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

     Costs of Goods Sold. Cost of goods sold increased 16% to $24.5 million for the 1997 period compared to $21.0 million for the 1996 period. Gross margins were 13.5% for the 1997 period compared to 3.5% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $925,000 in the 1997 period and $1,351,000 in the 1996 period, representing 3.3% of sales in the 1997 period and 6.2% in the 1996 period, reflecting a strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. The decline in obsolescence as a percentage of sales reflects, in part, a change in the practice in February 1997, which change significantly decreased the amount of inventory purchased in advance of receipt of customer orders. The Company's gross margins have also been impacted by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices.

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

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $7.3 million in the 1997 period compared to $2.7 million in the 1996 period. Sales compensation and related travel costs for domestic operations increased from $872,000 to $1,604,000, reflecting increased investment in sales personnel. Legal, accounting and other professional fees were approximately $1.8 million in the 1997 period compared to $90,000 in the 1996 period, reflecting increased costs associated with Company's investment activities as well as costs associated with a public offering for convertible debentures which was cancelled in December 1996.

     Depreciation expense increased to $702,000 in the 1997 period compared to $336,000 in the 1996 period, reflecting increased capital equipment expenditures to increase production capacity and improve productivity.

     The Company's Canadian and U.K. sales subsidiaries incurred $590,000 of selling, general and administrative expenses in the 1997 period compared to $464,000 in the 1996 period. These operations were both shut down in April 1997 and support for all international sales activities was consolidated at the Company's headquarters.

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

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 and 1996 periods. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):

Costs incurred in connection with ITP/Fleet.Net...................  $ 3,729
Provision for loss on investment in Infos International...........    6,024
Provision for loss on investment in Industrial Imaging............    2,283
Provision for loss on investment in WebSecure.....................    1,765
Less gain on sale of investment in WebSecure......................   (1,200)
Amortization of goodwill and equity in losses of ViA..............      585
Other losses......................................................      910
                                                                    -------
                                                                    $14,096
                                                                    =======

     See discussion of 1998 results concerning loss on investment activities related to ITP/Fleet.Net and ViA.

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

     Industrial Imaging, Inc.


     For $730,000 in cash and the conversion of $200,000 of notes, the Company purchased a minority interest in a corporation now known as Industrial Imaging, Inc., which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and purchase material using the Company's credit arrangements for a service fee of $200,000. The Company completed purchases aggregating $1.4 million on behalf of the investee and initially reflected by the Company as sales with the equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company has agreed to convert its account receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment.

     Web Secure, Inc.

     During fiscal 1996, the Company purchased for $569,000 a minority interest in WebSecure, Inc. ("WebSecure"), a corporation that provided Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. During fiscal 1998, the Company sold this remaining investment for $125,000. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 16 of Notes to Consolidated Financial Statements.

     Other Investments

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997 (net of certain offsets included in accounts payable and accrued expenses).

     Special Investigation Costs. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):

Fees for services provided by the Company's Independent
  Accountants ......................................................      $  933
Fees for services provided by the Company's Special Litigation Legal
  Counsel ..........................................................         942
Fees for services provided by the Company's Interim Chief Executive
  Officer and Interim Chief Financial Officer ......................       1,195
Fees for services provided by Counsel to the Special Committee of
  the Board of Directors ...........................................         541
Other ..............................................................          62
                                                                          ------
                                                                          $3,673
                                                                          ======
     As of March 31, 1997, $1.6 million of these fees had been paid and $2.0 million are included in accounts payable and accrued expenses. Such accruals include estimates of fees in connection with the completion of the special investigation, certain refinancing activities, and costs of legal defense associated with shareholder litigation.

     Provision for Settlement of Shareholder Litigation. As of March 31, 1997, the Company has recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The cash portion ($1,475,000) of the settlement is included in accounts payable and accrued expenses and the Common Stock portion ($18,525,000) is included in additional paid-in capital as of March 31, 1997.

     Net Interest Expense. Net interest expense increased from $174,000 in fiscal 1996 to $391,000 in fiscal 1997, reflecting increased borrowings under the Company's revolving credit agreement.

     Equity Interest in Earnings of Affiliate. The equity interest in earnings of affiliate reflects the Company's net interest in earnings of Century.

YEARS ENDED JUNE 30, 1996 AND 1995

     Sales. Sales increased 272% to approximately $33.4 million in fiscal 1996 from approximately $9.0 million in fiscal 1995, primarily as a result of increased volume of sales of PC cards. Sales of PC cards as a percentage of total sales increased to approximately 98% in fiscal 1996 from approximately 81% in fiscal 1995. The growth in the Company's PC card sales resulted primarily from expansion of the PC card market generally, increased sales and marketing efforts by the Company and the broadening of the Company's PC card product line. The increase in the Company's PC card sales was partially offset by a decrease in sales of font cartridges. This decrease was attributed to weakening demand for font cartridges as laser printer fonts are increasingly being delivered through PC cards rather than font cartridges, and the gradual shift in the Company's focus commenced in 1992, away from font cartridges and toward the PC card market. See "Risk Factors -- Historical Single Product Concentration."

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

     During fiscal 1996 and fiscal 1995, the Company recorded sales of $3.7 million and $3.5 million, respectively, which sales were subsequently deemed to be invalid and reversed in the process of restating the Company's financial statements. These transactions had the effect of overstating the Company's gross margins and contributed to inappropriate pricing decisions and selling practices.

     Engineering Costs. Engineering costs increased 91% to approximately $1.4 million in fiscal 1996 from approximately $753,000 in fiscal 1995 as a result of increased engineering resources required by the Company's increased emphasis on the PC card marketplace. As a percentage of sales, engineering costs were 4% in fiscal 1996 as compared to 8% in fiscal 1995 due primarily to the higher sales level.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56% to approximately $3.8 million in fiscal 1996 from approximately $2.4 million in fiscal 1995. The increase was due principally to expanded sales and marketing efforts, to increased depreciation expense resulting primarily from the acquisition of additional manufacturing equipment and to the cost associated with additional personnel. As a percentage of sales, selling, general and administrative expenses decreased to 11% in fiscal 1996 from 27% in fiscal 1995 due primarily to higher sales levels.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments. The following table describes the elements and the amounts reflected in this category for the year ended June 30, 1996 (in thousands):

Costs incurred in connection with ITP/Fleet.Net ........      $1,101
Loss on investment in Advent Technology Management,
 Inc....................................................       1,000
Loss on investment in P.G. Technologies, Inc. ..........         497
Other ..................................................          64
                                                              ------
                                                              $2,662
                                                              ======
     The costs incurred in connection with ITP/Fleet.Net are pre-acquisition advances for marketing and prototype development in connection with the NOMAD program.

     During fiscal 1996, the Company purchased a minority interest in Advent Technology Management, Inc. ("Advent"), a holding company of various technology-related corporations for $250,000, and loaned to Advent an additional $1.0 million. The Company believes that the initial investment objectives were not bona fide, and that the value of this investment has been permanently impaired. Accordingly, these investments have been reflected in loss on investment activities in fiscal 1996, excluding $250,000 that was repaid by Advent in January 1997.

     During fiscal 1996, the Company purchased a minority interest in P.G. Technologies, Inc. ("PGTI"), a corporation that develops, manufactures and markets products for vehicle and fleet management, for $396,500. In addition, the Company loaned $100,000 to PGTI. The carrying cost of this investment and loan was written off in fiscal 1996 and the shares were returned to PGTI in May 1997 pursuant to a settlement and mutual release agreement.

     Net Interest Expense. Net interest expense was approximately $17,000 in fiscal 1996 compared to $64,000 in fiscal 1995. Interest expense increased by approximately $296,000 due principally to increased borrowing under the Company's credit arrangements. This increase was offset by a rise in interest income of approximately $343,000 due to the investment of excess cash.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's inception, it has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions.

   1999 Liquidity Outlook

     The Company has experienced significant losses from operations and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances, financing from its secured lender, and anticipated future cash flows will be sufficient to fund anticipated future liquidity requirements.

   Operating Activities

     At March 31, 1998, working capital declined to approximately $3.4 million, compared to working capital of $4.6 million at March 31, 1997, due principally to operating losses, partially offset by funds generated from the Company's sale of its Century-related assets. In fiscal 1998, the Company experienced cash flow provided by operations of approximately $8.0 million, compared to cash flow used in operations of $15.3 million for the twelve month period ended March 31, 1997. Days of sales outstanding in accounts receivable amounted to 35 days at March 31, 1998 compared to 46 days at March 31, 1997, reflecting improved collection activities. The Company's inventories represent approximately 6 weeks of manufacturing output at March 31, 1998, compared to 12 weeks at March 31, 1997. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels, and has established on-site stores of raw materials consigned by several of the Company's major vendors.

   Investing Transactions

     Capital expenditures amounted to $1.7 million in fiscal 1998, $2.3 million for the twelve month period ended March 31, 1997, and $1.3 million in fiscal 1996; such expenditures having been financed, in part, through leasing arrangements amounting to $0, $250,000, and $702,000, respectively. As of March 31, 1998, the Company had remaining obligations of $106,000 on these equipment financing leases.


     The Company has no commitments for future capital equipment expenditures.

   Financing Transactions

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corp. ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are collateralized by all of the Company's assets.

   Investment in Century Electronics Manufacturing, Inc.

     During the twelve months ended March 31, 1997, the Company completed three separate business acquisitions of contract manufacturing activities. On July 10, 1996, the Company acquired a majority equity position in Design Circuits, Inc. ("DCI") for approximately $3.2 million in cash, 250,000 shares of the Company's Common Stock and assumption of certain liabilities.

     In October 1996, the Company and the minority shareholders in DCI exchanged their DCI shares for shares of capital stock in a newly formed entity, Century Electronics Manufacturing, Inc. ("Century").

     Pursuant to a joint venture agreement executed in May 1996, the Company invested $1.3 million during the twelve months ended March 31, 1997 as its initial capital into its 51% owned contract manufacturing joint venture in Thailand. The Company's joint venture partner's initial capital contribution was $3.7 million.

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


     On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bore interest at a rate of 6% and were to mature in ten years. Under certain conditions, the debentures would be convertible into the capital stock of an entity with which Century might merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On July 1, 1997, the transaction agreed upon on March 14, 1997 was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998.

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, and satisfied its $6.0 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million during fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment. See Note 7 of Notes to Consolidated Financial Statements.

   Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Item 3 -- Legal Proceedings." The Company has been granted final approval of its proposed settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Item 3 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Common Stock portion ($18,525,000) is included in additional paid-in capital.

     There can be no assurance that claims by shareholders who opted not to participate in the class action settlement will not be material, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.

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

RISK FACTORS

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations during fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998. The Company has taken measures since the firing of Mr. Pinez in February 1997 to reduce those losses, including appointing a turnaround specialist, hiring new senior management, reducing various expenses and implementing new cost controls. The Company believes that its present cash balances, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund anticipated future liquidity requirements. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks accounted for approximately 29% of the Company's sales for fiscal 1998. Bay Networks and a subsidiary of Philips accounted for approximately 32% and 22%, respectively, of the Company's sales for fiscal 1997. Bay Networks and Philips accounted for 16% and 12%, respectively, of the Company's sales for the fiscal 1996. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips have been in connection with Philips' sales of screen phones to a single customer. Except for certain orders presently in dispute, the Company has fulfilled all purchase orders with Philips, and the Company believes that it will not receive additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

     PC cards and related services constitute approximately 100%, 100% and 98% of the Company's sales for fiscal 1998, 1997 and 1996, respectively. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Epson America, Inc., Intel Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including product quality and performance, order turnaround, the provision of competitive design capabilities, timely response to advances in technology, adequate manufacturing capacity, production efficiency, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, market conditions are expected to lead to intensified price competition for the Company's products and services, resulting in lower prices and gross margins, which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will compete successfully in the future.

     Fluctuations in Quarterly Results. The Company's results of operations may be subject to quarterly fluctuations due to a number of factors, including the timing of receipt and delivery of significant orders for the Company's products, competitive pricing pressures, increases in raw material costs, costs associated with the expansion of operations, changes in customer and product mix, production difficulties, quality of the Company's products, write-downs or write-offs of investments in other companies, exchange rate fluctuations and market acceptance of new or enhanced versions of the Company's products, as well as other factors, some of which are beyond the Company's control. Additionally, as is the case with many high technology companies, a significant portion of the Company's orders and shipments typically occurs in the last few weeks of a quarter. As a result, revenues for a quarter are not predictable, and the Company's revenues may shift from one quarter to the next, having a significant effect on reported results.

     The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, quarter- to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors and changes in earnings estimates by analysts. There can be no assurance that the Company's future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies.

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

     Risks of International Operations. During fiscal 1998 and 1997, the Company derived approximately 14% and 8%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company is in the process of completing a Year 2000 compliant upgrade to its core management information systems that are known not to be Year 2000 compliant. Most of the modules of this new system are currently operational, and the Company believes that these upgrades will be completed before the end of calendar 1998. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Centennial Technologies, Inc.:

     We have audited the consolidated financial statements and financial statement schedule of Centennial Technologies, Inc. and Subsidiaries listed in the index on page 48 of this Form 10-K as of March 31, 1998 and 1997, and the related consolidated statements of operations, retained earnings, and cash flows for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements as of June 30, 1996 and the year then ended.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Technologies, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 in conformity with generally accepted accounting principles.

     In our opinion, the financial statement schedule for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
May 15, 1998

                          CENTENNIAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    MARCH 31,       MARCH 31,
                                                                      1998            1997
                                                                    ---------       ---------
                                        ASSETS

Current assets:
  Cash and cash equivalents .................................       $  5,358        $     57
  Trade accounts receivable .................................          3,677           6,263
          Less allowances ...................................           (868)           (692)
                                                                    --------        --------
                                                                       2,809           5,571
  Accounts receivable from affiliates .......................             --             676
  Recoverable income taxes ..................................            337           7,356
  Inventories ...............................................          2,309           7,794
  Notes receivable from affiliate ...........................             --           4,129
  Other current assets ......................................            684           1,630
                                                                    --------        --------
Total current assets ........................................         11,497          27,213

Equipment and leasehold improvements ........................          3,973           4,023
  Less accumulated depreciation and amortization ............         (1,242)           (936)
                                                                    --------        --------
                                                                       2,731           3,087
Investments .................................................             --           5,089
Other assets ................................................            417             566
Investment in affiliate .....................................          2,433          16,135
                                                                    --------        --------
Total assets ................................................       $ 17,078        $ 52,090
                                                                    ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit notes ....................................       $     --        $ 10,090
  Obligations under capital leases ..........................             70             671
  Accounts payable and accrued expenses .....................          8,070          11,883
                                                                    --------        --------
Total current liabilities ...................................          8,140          22,644

Long-term obligations under capital leases ..................             36              --

Commitments and contingencies (Notes 9 and 16)

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized, none issued ..................................             --              --
  Common Stock, $.01 par value; 50,000,000 shares authorized,
   18,499,000 issued and outstanding at March 31, 1998 and
   17,745,000 issued and outstanding at March 31, 1997 ......            185             177
Additional paid-in capital ..................................         84,220          82,240
Accumulated deficit .........................................        (75,503)        (52,738)
Foreign currency translation of equity investment ...........             --            (233)
                                                                    --------        --------
Total stockholders' equity ..................................          8,902          29,446
                                                                    --------        --------
Total liabilities and stockholders' equity ..................       $ 17,078        $ 52,090
                                                                    ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    TWELVE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31,                           MARCH 31,            FISCAL YEAR ENDED
                                                 --------------------------          -------------------------          JUNE 30,
                                                   1998              1997              1997             1996             1996
                                                 --------          --------          --------          -------     -----------------
                                                                 (UNAUDITED)                        (RESTATED AND      (RESTATED)
                                                                                                      UNAUDITED)

Sales ....................................       $ 28,263          $ 39,907          $ 28,263          $21,768          $33,412
Costs and expenses:
  Cost of goods sold .....................         22,041            33,213            24,453           21,018           29,778
  Engineering costs ......................          1,302             1,369             1,061            1,126            1,434
  Selling, general and
     administrative expenses .............         11,135             8,416             7,318            2,705            3,803
  Loss on investment activities ..........          8,923            16,689            14,096               69            2,662
  Special investigation costs ............            597             3,673             3,673               --               --
  Provision for settlement of
     shareholder litigation ..............             --            20,000            20,000               --               --
  Provision for loss on inventory
     subject to customer dispute .........          1,841                --                --               --               --
  Lease cancellation charge ..............            258                --                --               --               --
  Net interest expense ...................             56               234               391              174               17
                                                 --------          --------          --------          -------          -------
       Total costs and expenses ..........         46,153            83,594            70,992           25,092           37,694
                                                 --------          --------          --------          -------          -------
Loss before equity in earnings of
   affiliate .............................        (17,890)          (43,687)          (42,729)          (3,324)          (4,282)
Equity in earnings of affiliate ..........            423               959               959               --               --
Provision for loss on sale of
   investment in affiliate ...............         (5,142)               --                --               --               --
                                                 --------          --------          --------          -------          -------
       Net loss ..........................       $(22,609)         $(42,728)         $(41,770)         $(3,324)         $(4,282)
                                                 ========          ========          ========          =======          =======
Net loss per share
   - basic and diluted ...................       $  (1.22)         $  (2.49)         $  (2.41)         $  (.26)         $  (.31)
Weighted average shares
  outstanding ............................         18,460            17,174            17,367           12,678           13,632


    The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 (RESTATED), THE NINE MONTHS ENDED
           MARCH 31, 1997 AND THE TWELVE MONTHS ENDED MARCH 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                                  FOREIGN
                                                                                                 CURRENCY
                                              COMMON STOCK        ADDITIONAL                     TRANSLATION         TOTAL
                                          --------------------     PAID-IN     ACCUMULATED       OF EQUITY      STOCKHOLDERS'
                                          SHARES       AMOUNT      CAPITAL       DEFICIT         INVESTMENT        EQUITY
                                          ------       ------    ----------    -----------      -----------     -------------
Balance at June 30, 1995.............      11,182       $110       $10,843      $ (6,686)                         $  4,267
Proceeds from certain related party
  transactions.......................                                3,091                                           3,091
Exercise of options..................         382          4           695                                             699
Exercise of warrants.................       2,217         22         5,172                                           5,194
Compensation from option grants......                                   20                                              20
Proceeds from public offering, net
  of issuance costs of $2,730........       2,850         29        22,891                                          22,920
Net loss.............................                                             (4,282)                           (4,282)
                                           ------       ----       -------      --------                          --------
Balance at June 30, 1996.............      16,631        165        42,712       (10,968)                           31,909
Proceeds from certain related party
  transactions.......................                                2,254                                           2,254
Exercise of options..................         281          3         3,539                                           3,542
Exercise of warrants.................         172          2           516                                             518
Compensation from option grants......                                   34                                              34
Issuance of Common Stock in
   connection with acquisition of
   affiliates........................         275          3         4,822                                           4,825
Issuance of Common Stock in
   connection  with investments......         386          4         9,838                                           9,842
Foreign currency translation of
equity in investment.................                                                             $(233)              (233)
Estimated fair market value of
  shares to be issued in connection
  with shareholder  litigation.......                               18,525                                          18,525
Net loss.............................                                            (41,770)                          (41,770)
                                           ------       ----       -------      --------          -----           --------
Balance at March 31, 1997............      17,745        177        82,240       (52,738)          (233)            29,446
Exercise of options..................         117          1           206                                             207
Issuance of Common Stock in
  connection with acquisition of              793          8         2,173                                           2,181
  affiliates.........................
Retirement of shares repurchased.....        (156)        (1)            1                                               0
Settlement of claims related to
  ViA investment.....................                                 (400)                                           (400)
Foreign currency translation of
equity in investment.................                                               (156)           233                 77

Net loss.............................                                            (22,609)                          (22,609)
                                           ------       ----       -------      --------          -----           --------
Balance at March 31, 1998............      18,499       $185       $84,220      $(75,503)         $  --           $  8,902
                                           ======       ====       =======      ========          =====           ========

    The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                             TWELVE MONTHS ENDED           NINE MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,           FISCAL YEAR ENDED
                                                           -----------------------     ------------------------        JUNE 30,
                                                             1998           1997         1997            1996            1996
                                                           --------       --------     --------        --------    -----------------
                                                                         (UNAUDITED)                (RESTATED AND      (RESTATED)
                                                                                                      UNAUDITED)
Cash flows from operating activities:
  Net loss ............................................    $(22,609)      $(42,728)    $(41,770)       $ (3,324)       $ (4,282)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Provision for settlement of shareholder litigation ..          --         20,000       20,000              --              --
  Depreciation and amortization .......................       1,035            956          831             346             471
  Equity in earnings of affiliate .....................        (423)          (959)        (959)             --              --
  Provision for loss on accounts receivable ...........         177            516          400             309             425
  Provision for losses on sale of equipment ...........        (480)           318          318              --              --
  Provision for loss on note receivable ...............          --            100          100             271             871
  Provision for loss on investments ...................       7,019          9,317        8,027              --             690
  Provision for loss on investment in affiliates ......       5,142             --           --              --              --
  Disposal of capital equipment .......................       1,315             --           --              --              --
  Other non-cash items ................................          --            102           34             (49)             19
  Change in operating assets and liabilities:
    Accounts receivable ...............................       2,631          1,833        5,289          (5,427)         (8,883)
    Accounts receivable from affiliate ................         676           (676)        (676)             --              --
    Inventories .......................................       5,485           (613)         454          (5,000)         (6,067)
    Notes receivable ..................................          --            875        1,509          (1,406)         (2,040)
    Notes receivable from affiliate ...................       4,129         (4,129)      (4,129)             --              --
    Recoverable income taxes ..........................       7,019         (6,746)      (4,214)            166          (2,366)
    Other assets ......................................         695         (1,172)        (582)           (217)           (807)
    Accounts payable and accrued expenses .............      (3,884)         7,668        6,572          (1,125)             (9)
    Income taxes payable ..............................          27             --           --              --             (20)
                                                           --------       --------     --------        --------        --------
        Net cash provided by (used in) operating
          activities ..................................       7,954        (15,338)      (8,796)        (15,456)        (21,998)

Cash flows from investing activities:
  Capital expenditures ................................      (1,265)        (2,257)      (2,074)         (1,276)         (1,459)
  Purchase of available-for-sale securities ...........          --        (36,164)     (27,250)             --          (8,914)
  Proceeds from sale of available-for-sale securities..          --         36,163       32,182              --           3,981
  Purchase of investments .............................          --         (2,801)      (1,291)           (762)         (2,272)
  Purchase of investment in affiliates ................          --        (10,351)     (10,351)             --              --
  Proceeds from sale of investment in affiliates ......       8,983             --           --              --              --
                                                           --------       --------     --------        --------        --------
        Net cash provided by (used in) investing
          activities ..................................       7,718        (15,410)      (8,784)         (2,038)         (8,664)

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit ....     (10,090)        10,090        5,406          (1,153)          3,531
  Borrowings from term loans ..........................         938             --           --              --              --
  Repayments on term loans ............................        (938)            --           --              --              --
  Proceeds from equipment lease financing .............          --            250          250             702             691
  Payments on equipment lease financing ...............        (566)          (370)        (282)           (175)           (252)
  Proceeds from exercise of stock options .............         208          3,544        3,542             697             699
  Proceeds from exercise of warrants ..................          --            633          518           5,079           5,194
  Net proceeds from public offerings of Common Stock ..          --          1,221           --          21,699          22,920
  Proceeds from certain related party transactions ....          --          3,389        2,254           1,956           3,091
  Foreign currency translation of equity investment ...          77           (233)        (233)             --              --
                                                           --------       --------     --------        --------        --------
        Net cash provided by (used in) financing
          activities ..................................     (10,371)        18,524       11,455          28,805          35,874
                                                           --------       --------     --------        --------        --------
Net increase (decrease) in cash and cash equivalents ..       5,301        (12,224)      (6,125)         11,311           5,212
Cash and cash equivalents at beginning of period ......          57         12,281        6,182             970             970
                                                           --------       --------     --------        --------        --------
Cash and cash equivalents at end of period ............    $  5,358       $     57     $     57        $ 12,281        $  6,182
                                                           ========       ========     ========        ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................    $    452       $    604     $    535        $    273        $    342
                                                           ========       ========     ========        ========        ========
    Income taxes ......................................    $     18       $  6,154     $  4,151        $    598        $  2,601
                                                           ========       ========     ========        ========        ========

Non-cash transactions:
    Issuance of Common Stock in connection with
       acquisition of affiliates ......................    $     --       $  4,825     $  4,825        $     --     $        --
                                                           ========       ========     ========        ========        ========
    Issuance of Common Stock in connection with
       purchase of investments ........................    $  2,181       $  9,842     $  9,842        $     --           $  --
                                                           ========       ========     ========        ========        ========
    Settlement of claim related to ViA investment .....    $    400       $     --     $     --        $     --     $        --
                                                           ========       ========     ========        ========        ========


    The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

   Basis of Presentation

     The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. The Company's investment in Century Electronics Manufacturing, Inc. ("Century"), of which it had a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for fiscal 1997 because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on July 1, 1997. During fiscal 1998, the Company further reduced its equity ownership position in Century, and thereafter has accounted for its remaining investment using the cost method. See Note 7. Other investments are accounted for using the cost method. See Note 8. All significant intercompany balances and transactions have been eliminated.

     The Company has experienced significant losses from operations during fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998. The Company believes that its present cash balances, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund anticipated future liquidity requirements. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

   Change in Fiscal Year

     On March 24, 1997, the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. See Note 2. All references to fiscal 1998 in the accompanying financial statements relate to the twelve months ended March 31, 1998. All references to fiscal 1997 relate to the nine months ended March 31, 1997. References to fiscal 1996 relate to the year ended June 30, 1996.

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

     Cumulative adjustments to the Company's previously reported results of operations through December 31, 1996 consist of reductions of sales totaling $21.2 million, increases to cost of goods sold associated with inventory adjustments totaling $8.8 million, and write-offs of investments in and advances to several companies totaling $15.8 million. Additional increases in costs and expenses include adjustments to plant and equipment, miscellaneous assets, investment in Century, accrued liabilities and warranty reserves for a net aggregate amount of $2.4 million. Netted against these adjustments is an aggregate amount of $8.1 million in reductions to income taxes, representing reversals of previously reported tax provisions.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table sets forth the effects of these adjustments on the Company's financial position and results of operations (in thousands except per share data):

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                      SIX MONTHS ENDED        ------------------------------------
                                                       DEC. 31, 1996           1996          1995           1994
                                                      ----------------        -------       -------        -------
         Sales:
           As previously reported .............          $ 30,192             $37,848       $12,445        $ 8,213
           As adjusted ........................            17,370              33,412         8,982          7,801
         Cost of goods sold:
           As previously reported .............            17,978              23,636         6,833          4,523
           As adjusted ........................            15,582              29,778        11,575          6,508
         Net income (loss):
           As previously reported .............             5,805               4,902           874            464
           As adjusted ........................           (16,221)             (4,282)       (5,852)        (1,672)
         Net income (loss) per share:
           As previously reported .............               .33                 .34           .08            .07
           As adjusted ........................              (.94)               (.31)         (.63)          (.19)
         Total assets:
           As previously reported .............            89,952              55,782        18,199          7,553
           As adjusted ........................            58,320              41,132         9,550          5,203
         Total stockholders' equity:
           As previously reported .............            70,874              46,045        12,445          6,419
           As adjusted ........................            36,611              31,909         4,267          4,315

    The following table sets forth the summary of restatement adjustments (in thousands):

                                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                 SIX MONTHS ENDED    ------------------------------------
                                                                  DEC. 31, 1996       1996          1995           1994
                                                                 ----------------    -------       -------        -------
      Adjustments attributable to Centennial
        Technologies, Inc.:
      Reversal of invalid sales transactions .................       $ (5,283)       $(3,714)      $(3,455)       $  (413)
      Reversal of bill and hold sales transactions ...........         (6,432)            --            --             --
      Reclassification of purchasing agency
        arrangement ..........................................           (968)          (585)           --             --
      Additional accounts receivable adjustments .............           (239)          (136)           (9)            --
                                                                     --------        -------       -------        -------
      Total adjustments to sales .............................        (12,922)        (4,435)       (3,464)          (413)
      Corrections to inventory pricing and physical
        counts ...............................................         (1,336)        (2,202)       (4,560)        (1,410)
      Restoration of inventory related to bill and hold
        sales transactions ...................................          3,435             --            --             --
      Additional provisions for inventory
        obsolescence .........................................           (925)        (1,351)          (78)          (381)
      Reversal of certain additions to capital
        equipment, net of related depreciation,
        which were not bona fide .............................            (72)        (2,266)         (223)          (177)
      Provision for losses on investment activities ..........        (10,811)        (1,496)           --             --
      Pre-acquisition advances to subsidiary .................         (2,385)        (1,101)           --             --
      Other adjustments, net .................................           (568)           399         1,043           (211)
      Reversal of provisions for income taxes ................          3,788          3,268           556            455
                                                                     --------        -------       -------        -------
      Total adjustments to net income (loss) .................        (21,796)       $(9,184)      $(6,726)       $(2,137)
                                                                                     =======       =======        =======
      Adjustments attributable to Century Electronics
        Manufacturing, Inc. ..................................           (358)
                                                                     --------
      Total adjustments to net income (loss) .................       $(22,154)
                                                                     ========

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Adjustments to the Company's physical inventory balances are attributable to prior manipulation of physical counts, the inclusion of empty PC card housings in the Company's finished goods balances, various pricing errors and manipulations, and the Company's prior failure to reflect adequately actual usage information in providing reserves for inventory obsolescence.

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

     The Company has also reduced or written off the carrying value of several of its investments in and advances to related technology companies. With regard to the Company's advances to its subsidiaries, Intelligent Truck Project, Inc. and Fleet.Net, Inc., the Company has recorded a charge of $3.5 million, equal to advances to these companies between April 1996 and December 31, 1996 previously characterized as prepaid technology license fees, as costs and expenses in the periods in which those advances were made. The Company has also recorded valuation reserves and related accruals amounting to $5.8 million related to several of its loans to and/or investments in technology companies. See Note 8. In addition, the Company has reached agreements to settle claims related to its investments in Infos International, Inc. and P.G. Technologies, Inc. and has recorded a full write-off of its investments in these entities of $6.0 million and $0.5 million, respectively.

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

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has no requirements for compensating balances. All of the Company's cash is presently on account with the Company's secured lender.

   Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. The Company attempts to mitigate this risk by subjecting new and existing customers to a credit review. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For fiscal 1998, one customer accounted for approximately 29% of the Company's sales. At March 31, 1998, this customer accounted for approximately $1.1 million, or 40% of the Company's net accounts receivable balance.

     For fiscal 1997, two customers accounted for approximately 54% of the Company's sales. At March 31, 1997, these customers accounted for approximately $3.0 million, or 54% of the Company's net accounts receivable balance.

     For fiscal 1996, two customers accounted for approximately 28% of the Company's sales. At June 30, 1996, these customers accounted for approximately $4.7 million, or 42% of the Company's accounts receivable balance.

     Approximately 14%, 8% and 12% of the Company's sales in fiscal 1998, 1997, and 1996, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

   Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. Long-term notes receivable, investments and notes payable are carried at amounts that approximate fair value.

   Inventories

     Inventories are stated on a first-in, first-out basis at the lower of cost or market.

   Equipment and Leasehold Improvements

     Equipment is stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation is provided over the estimated useful life of the respective assets, ranging from three to seven years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in the determination of net income.

  Income Taxes

     The Company accounts for income taxes by the liability method. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Earnings (Loss) Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which the Company adopted as of March 31, 1998. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is generally increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                TWELVE MONTHS        TWELVE MONTHS       NINE MONTHS         FISCAL YEAR
                                               ENDED MARCH 31,      ENDED MARCH 31,    ENDED MARCH 31,     ENDED JUNE 30,
                                                    1998                  1997              1997                 1996
                                               ---------------      ---------------    ---------------     --------------
BASIC EARNINGS PER SHARE                                               (UNAUDITED)
Numerator
   Net loss ............................           $(22,609)           $(42,728)           $(41,770)           $ (4,282)
Denominator
   Common shares outstanding ...........             18,460              17,174              17,367              13,632
                                                   --------            --------            --------            --------
Basic earnings (loss) per share ........           $  (1.22)           $  (2.49)           $  (2.41)           $  (0.31)
                                                   ========            ========            ========            ========

DILUTED EARNINGS PER SHARE
Numerator
   Net loss ............................           $(22,609)           $(42,728)           $(41,770)           $ (4,282)
Denominator
   Common shares outstanding ...........             18,460              17,174              17,367              13,632
                                                   --------            --------            --------            --------
Diluted earnings (loss) per share ......           $  (1.22)           $  (2.49)           $  (2.41)           $  (0.31)
                                                   ========            ========            ========            ========

     Options to purchase 2,932,000, 1,779,600 and 986,200 shares of Common Stock on March 31, 1998, March 31, 1997 and June 30, 1996, respectively, were excluded from the period-to-date calculations of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS 128.

   Stock Split

     The Company effected a two-for-one stock split of its outstanding shares of Common Stock in the form of a stock dividend in November 1996. All references in the accompanying consolidated financial statements to number of shares, weighted average number of shares outstanding and related prices, per share amounts, and stock plan data reflect this split on a retroactive basis.

  Use of Estimates

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

  New Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These pronouncements are effective for financial statement periods beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its future financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, accounting for the costs of computer software developed or obtained for internal use. The Company does not believe that this pronouncement will have a material impact on its business or results of operations.

4.   INVENTORIES

         Inventories consisted of (in thousands):

                                                                      MARCH 31,   MARCH 31,
                                                                         1998        1997
                                                                      ---------   ---------

             Raw materials, primarily electronic components.........   $1,239       $3,995
             Work in process........................................      620        1,387
             Finished goods.........................................      450        2,412
                                                                       ------       ------
                                                                       $2,309       $7,794
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

     During fiscal 1998, the Company filed suit against Philips, and included claims of breach of contract and violations of Massachusetts state law prohibitions against unfair and deceptive acts or practices. Thereafter, Philips filed an answer denying several of the allegations of the complaint.

     The Company continues to pursue recovery of its inventory costs. However, due to the legal costs and inherent uncertainties involved in litigation, the Company reserved the cost of the Philips Inventory of approximately $1.8 million during fiscal 1998.

5.   NOTES RECEIVABLE

     During fiscal 1996, the Company advanced funds to affiliated and unaffiliated companies, which generally develop technologies complimentary to that of the Company. At June 30, 1996, the notes receivable balance due from these companies was approximately $2,680,000. At June 30, 1996, the Company had a $871,000 reserve against the outstanding notes receivable balance. During fiscal 1997, loans for $2,295,000 were made, loans of $3,689,000 were repaid, $115,000 was written off and $200,000 was converted into the common stock of an investee. During fiscal 1997, the Company provided for an additional $100,000 reserve, such that all notes receivable are fully reserved. There were no additional loans or repayments during fiscal 1998.

6.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following (in thousands):

                                                                MARCH 31,    MARCH 31,
                                                                  1998         1997
                                                                ---------    ---------

             Equipment......................................     $ 3,743       $2,809
             Equipment under capital leases.................         106        1,214
             Leasehold improvements.........................         124           --
                                                                 -------       ------
                                                                   3,973        4,023
             Accumulated depreciation and amortization......      (1,242)        (936)
                                                                 -------       ------
                                                                 $ 2,731       $3,087
                                                                 =======       ======

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During fiscal 1997, the Company wrote off $80,000 of net book value of leasehold improvements in connection with its move to new facilities. During fiscal 1998, the Company paid in full its lease obligations to the bank that had been providing the Company with its line of credit (See Note 9), and disposed of equipment having an original cost and accumulated depreciation of approximately $691,000.

     Depreciation expense for fiscal 1998, 1997 and 1996 was approximately $1,036,000, $702,000, and $348,000, respectively. Depreciation expense for the twelve months ended March 31, 1997 was approximately $827,000.

7.   INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

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

On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bore interest at a rate of 6% and were to mature in ten years. Under certain conditions, the debentures would be convertible into the capital stock of an entity with which Century might merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

     On July 1, 1997, the aforementioned transaction was completed. In order to remove certain guarantees of equipment subleased to DCI, Centennial executed lease buyouts amounting to approximately $2.4 million and sold the underlying equipment to Century for cash and a $1.9 million 9% promissory note due December 1998.

     On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, recovered a warrant for the purchase of 250,000 shares of Century common stock, and satisfied its $6.0 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of interest due on the note and debenture. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million during fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century. The Company has accounted for its investment in Century Series B Convertible Preferred Stock using the cost method and, accordingly, carries that investment at March 31, 1998 at its fair market value on the date of acquisition of approximately $2.4 million.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table presents summary financial information for Century (in thousands):

                               BALANCE SHEET DATA
                                 MARCH 31, 1997

         Current assets...........................................$35,547
         Goodwill..................................................15,735
         Total assets..............................................63,745
         Current liabilities.......................................32,159
         Working capital............................................3,388
         Stockholders' equity......................................23,366

                          STATEMENT OF OPERATIONS DATA
                   FROM DATES OF ACQUISITION TO MARCH 31, 1997

         Sales....................................................$44,346
         Gross margin...............................................5,769
         Net income.................................................1,555

     The Company had sales to Century of $0 and $120,000 during fiscal 1998 and 1997, respectively.

     8.  OTHER INVESTMENTS

   ViA, Inc.

In December 1996, the Company issued 156,000 unregistered shares of its Common Stock in exchange for a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, Centennial accounted for this investment during fiscal 1997 using the equity method, and amortized the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company recorded this amortization, as well as its share of the investee's losses from the date of the investment through March 31, 1997, for an aggregate amount of $585,000, as loss on investment activities. During fiscal 1998, the Company reserved the remaining carrying value of its investment, and recorded a loss on investment activities during fiscal 1998 related thereto of approximately $4.4 million.

   Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc.

     On December 13, 1996, the Company completed merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February 1997 announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties as to the financial statements of Centennial. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger has been recorded using purchase accounting, and the excess (approximately $3.0 million) of the purchase price over the fair value of assets acquired was written off as of the agreement date (May 15, 1997) because of the uncertainties related to the future operations of ITP/Fleet.Net.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

   Industrial Imaging, Inc.

     The Company purchased for $730,000 in cash and conversion of $200,000 of notes a minority interest in a corporation now known as Industrial Imaging, Inc. which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and buy material using the Company's credit arrangements for a service fee of $200,000. Purchases aggregating $1.4 million were made on behalf of the investee and were initially reflected by the Company as sales with an equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company has agreed to convert its accounts receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment. During fiscal 1998, the Company sold its investment in Industrial Imaging, Inc. for $550,000.

   WebSecure, Inc.

     During fiscal 1996 the Company purchased for $569,000 a minority interest in WebSecure, Inc. ("WebSecure"), a corporation that provided Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. During fiscal 1998, the Company sold this remaining investment for $125,000. In addition, the Company has deferred recognition of the gain pending final resolution of certain litigation described in Note 16.

   Other Investments

     The Company has continued to monitor the financial performance of several development stage businesses in which the Company invested during fiscal 1998, 1997 and 1996, and to assess their future viability. The Company's analysis of financial information from these investee companies, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to reserve the carrying value of its investments in these development stage companies of approximately $0.6 million during fiscal 1998.

     During fiscal 1996, the Company purchased for $250,000 a minority interest in a corporation which designs, manufactures and markets small form factor computer hard drives. This technology, when and if implemented, could be used to increase the speed and processing capabilities of PC cards. During fiscal 1998 and 1997, the Company increased its investment by $96,000 and $164,000, respectively.

     During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that have not yet reached commercial viability. Such investments have been fully reserved as of March 31, 1997.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During fiscal 1996, the Company purchased for $250,000 a minority interest in a holding company of various technology-related corporations and loaned to the investee an additional $1.0 million. The Company believes that the initial investment objectives were not bona fide, and that the investment has been permanently impaired. Accordingly, these investments have been reflected in loss on investment activities in fiscal 1996, excluding $250,000 that was repaid by the investee in January 1997. The shares and notes related to this investment were returned to the investee in October 1997 pursuant to a settlement and mutual release agreement.

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

9.   DEBT

  Notes Payable

     The Company had a revolving line of credit agreement with a bank that limited borrowings to a percentage of receivables and inventories and contained certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement was collateralized by substantially all the assets of the Company. On February 14, 1997, the Company received a notice of default and on March 18, 1997 entered into a forbearance agreement whereby the bank agreed to continue to extend credit under certain conditions. The forbearance agreement was subsequently extended to August 15, 1997. The defaulted credit agreement bore interest at the bank's prime interest rate (8.25% at June 30, 1996). The forbearance agreement set the interest rate at 9.5%. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was providing the Company with these credit facilities.

  Credit Agreements with Congress Financial

     On August 14, 1997, the Company entered into a new credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants, the most restrictive of which is a minimum net worth requirement. Allowable borrowings are based on available accounts receivable and the cost of equipment, and are collateralized by all of the Company's assets. At March 31, 1998, the Company had no outstanding borrowings under these credit facilities.

   Capital Leases

     The Company leased certain equipment under three year lease financing agreements with the bank that was providing the Company with its line of credit prior to August 14, 1997. These lease arrangements have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. On August 15, 1997, the Company paid in full its lease obligations to the bank that had been providing the Company with its line of credit.

     The Company leases its facilities under operating leases with renewal options, which expire at various dates through fiscal 2003. Under certain leases, the Company is obligated to pay its pro-rata share of operational and maintenance costs.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     At March 31, 1998, the minimum annual rental commitments under non-cancelable lease obligations are as follows (in thousands):

                                                                   CAPITAL      OPERATING
                                                                   LEASES        Leases
                                                                   -------      ---------
         Year ending March 31,
         1999 ................................................      $110          $242
         2000 ................................................        --           230
         2001 ................................................        --           233
         2002 ................................................        --           238
         2003 ................................................        --            20
                                                                    ----          ----
         Total minimum lease payments ........................       110          $963
                                                                                  ====
         Less amounts representing interest ..................        (4)
                                                                    ----
         Present value of future minimum lease payments ......       106
         Less current portion ................................       (70)
                                                                    ----
                                                                    $ 36
                                                                    ====

     Rental expense under operating leases totaled approximately $427,000, $312,000, and $396,000 in fiscal 1998, 1997 and 1996, respectively.

10.  INCOME TAXES

     The income/(loss) before income taxes consisted of the following (in thousands):

                                          YEAR         NINE MONTHS      YEAR
                                          ENDED           ENDED         ENDED
                                        MARCH 31,       MARCH 31,      JUNE 30,
                                          1998             1997          1996
                                        ---------      -----------     --------
         U.S.....................       $(22,609)       $(42,104)      $(4,052)
         Foreign.................             --             334          (230)
                                        --------        --------       -------
                                        $(22,609)       $(41,770)      $(4,282)
                                        ========        ========       =======


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

                                                                           YEAR         NINE MONTHS      YEAR
                                                                           ENDED           ENDED         ENDED
                                                                         MARCH 31,       MARCH 31,      JUNE 30,
                                                                           1998             1997          1996
                                                                         ---------      -----------     --------

         Tax benefit at U.S. statutory rates ........................     (34.0)%          (34.0)%       (34.0)%
         State taxes net of federal benefit .........................      (3.4)            (6.1)         (6.1)
         Change in valuation allowance ..............................      37.5             39.8          57.2
         Valuation allowance related to stock options ...............        --               --         (18.1)
         Other ......................................................      (0.1)             0.3           1.0
                                                                          -----            -----         -----
                                                                             --%              --%           --%
                                                                          =====            =====         =====

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The components of deferred income taxes are as follows (in thousands):

                                                                  MARCH 31,     MARCH 31,     JUNE 30,
                                                                    1998          1997          1996
                                                                  ---------     ---------     --------

         Allowance for doubtful accounts ...................      $    230      $     95      $    92
         Notes receivable reserve ..........................           349           391          351
         Inventory reserve and capitalization ..............         1,557         1,065          982
         Investment reserve ................................         5,355         5,235          503
         Accrued expenses ..................................         1,378           139           42
         Equipment, net ....................................           211           276          209
         Net operating losses ..............................        20,633        15,497        3,438
         Capital loss carryforward .........................         1,473            --           --
                                                                  --------      --------      -------
                                                                    31,186        22,698        5,617
         Less valuation allowance ..........................       (31,186)      (22,698)      (5,617)
                                                                  --------      --------      -------
         Net deferred taxes ................................      $     --      $     --      $    --
                                                                  ========      ========      =======


     Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses and reserves. Management has considered the Company's history of losses and concluded that there is insufficient evidence that it is more likely than not that the Company will generate future taxable income prior to the expiration of these net operating losses in 2013. Accordingly, the deferred tax assets have been fully reserved.

     At March 31, 1998, the company had federal net operating loss carryforwards of approximately $52.2 million available to offset future taxable income expiring in 2009 through 2013, and federal capital loss carryforwards of approximately $4.3 million, which will expire in 2013. Approximately $2.1 million of the Company's net operating loss is attributable to the exercise of stock options which, when utilized, will be credited as additional paid-in capital. Additionally, the Company has a net operating loss of approximately $1.3 million available to offset future taxable income in foreign jurisdictions.

11.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                        ---------      ---------
Trade accounts payable................................   $2,004        $ 4,766
Deferred gain on sale of securities                       1,200          1,200
Accrued special investigation costs                       1,554          2,033
Cash portion of settlement of shareholder litigation         --          1,475
Other accrued expenses................................    3,312          2,409
                                                         ------        -------
          Total accounts payable and accrued expenses    $8,070        $11,883
                                                         ======        =======


     Accrued special investigation costs represent professional and legal fees in connection with the completion of the Company's special investigation, certain refinancing activities, and legal fees associated with the shareholder litigation. See Note 16. The Company satisfied its obligation to remit the cash portion of the settlement of the shareholder litigation into a settlement fund during fiscal 1998.

12.  STOCKHOLDERS' EQUITY

     In March 1996, the Company conducted a public offering of 2,700,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $20.9 million. In April 1996, the underwriters exercised their option to purchase 150,000 shares of Common Stock to cover over-allotments, resulting in net proceeds to the Company of approximately $1.2 million.

     The Company is authorized to issue up to 1,000,000 shares of $0.01 par value preferred stock without further stockholder approval with such additional designations, powers, preferences, rights, qualifications, limitations and restrictions as may be designated by the Company's Board of Directors from time to time.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  STOCK OPTION PLANS

     Under the Company's 1994 Stock Option Plan (the "Plan"), incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company. The Company initially reserved 900,000 shares of Common Stock for issuance under the Plan. During fiscal 1996, the amount reserved for issuance was increased to 1,500,000 shares and during fiscal 1997, the amount reserved for issuance was increased to 3,000,000 shares. These options generally vest over a three-year period and expire after 10 years.

     On December 6, 1994, the Company's stockholders adopted a formula stock option plan (the "Formula Plan"), which is designed to provide certain incentives to non-employee directors. Under the Formula Plan, options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. The Company has reserved 180,000 shares of Common Stock for issuance under the Formula Plan. The exercise price of the options granted to a non-employee director upon election as a director was 85% of the fair market value of the shares of Common Stock on the date of the grant. During fiscal 1997, the Formula Plan was amended to provide that options are granted at fair market value. These options vest and are exercisable on the date of grant and expire after 5 years. All other options granted under the Formula Plan vest and are exercisable one year from the date of the grant. During fiscal 1997, non-employee directors were granted options to purchase 21,000 shares at prices ranging from $12.89 to $29.38. During fiscal 1998, a non-employee director was granted options to purchase 15,000 shares at $3.50 per share.

     In addition, during fiscal 1998, the Company granted options to acquire 1,045,000 shares outside of the Company's stock option plans, exercisable at prices ranging from $1.625 to $3.50 per share, of which 200,000 options were granted to four non-employee directors and the balance to employees of the Company; the vesting period for these options range from immediately upon grant to three years, and the options expire in ten years.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal 1997 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Compensation costs of $0, $34,000 and $20,000 were recognized for fiscal 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and net loss per share for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 would have been increased to the pro forma amounts indicated below:

                                     1998                               1997                                1996
                        -----------------------------      -----------------------------       -----------------------------
                           NET LOSS         NET LOSS          NET LOSS         NET LOSS           NET LOSS          NET LOSS
                        (IN THOUSANDS)      PER SHARE      (IN THOUSANDS)      PER SHARE       (IN THOUSANDS)      PER SHARE
                        --------------      ---------      --------------      ---------       --------------      ---------

As Reported ......         $(22,609)         $(1.22)          $(41,770)         $(2.41)           $(4,282)           $(.31)
Pro forma ........         $(29,869)         $(1.62)          $(47,699)         $(2.75)           $(5,014)           $(.37)


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years, expected volatility of 55% for grants prior to April 1, 1997 and 100% thereafter, no dividends and a risk-free interest rate of 6.0%, 6.2% and 5.9% for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996, respectively.

     A summary of the status of the Company's stock option plans as of March 31, 1998, March 31, 1997 and June 30, 1996 and changes during the years ending on those dates is presented below:

                                             MARCH 31, 1998                   MARCH 31, 1997                    JUNE 30, 1996
                                        -------------------------        ------------------------          -----------------------
                                                    AVERAGE PRICE                   AVERAGE PRICE                    AVERAGE PRICE
                                          NUMBER      PER SHARE           NUMBER      PER SHARE             NUMBER     PER SHARE
                                        ----------  -------------        ---------  -------------          --------  -------------
Options outstanding at beginning
  of period.......................       1,779,600                         986,200                          848,800
Granted...........................       2,581,000      $ 2.08           1,075,100      $21.78              659,800      $7.77
Exercised.........................        (112,400)     $ 1.75            (281,100)     $12.60             (382,400)     $1.85
Cancelled.........................      (1,316,200)     $16.42                (600)     $ 2.77             (140,000)     $3.85
                                        ----------      ------           ---------      ------             --------      -----
Outstanding at period end                2,932,000      $ 3.04           1,779,600      $14.26              986,200      $5.59
Options exercisable at period end          352,012                         569,330                          152,500
Fair value of options granted
  during the year.................                      $ 1.61                          $11.79                           $4.21

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                         ---------------------------------------------------------        ---------------------------------
                                              WEIGHTED-
                                               AVERAGE
                                              REMAINING
      RANGE OF              NUMBER           CONTRACTUAL          WEIGHTED-AVERAGE          NUMBER         WEIGHTED-AVERAGE
   EXERCISE PRICES       OUTSTANDING             LIFE              EXERCISE PRICE         EXERCISABLE       EXERCISE PRICE
   ---------------       -----------         -----------          ----------------        -----------      ----------------

   $ 1.30-$  2.00         1,333,900           9.2 years                $ 1.46                47,400              $ 1.75
   $ 2.01-$  3.00           933,300           9.3 years                $ 2.43                23,000              $ 2.39
   $ 3.50-$  4.00           300,000           9.6 years                $ 3.50                15,000              $ 3.50
   $ 6.00-$ 14.00           308,800           7.8 years                $ 7.93               243,946              $ 7.74
   $20.00-$ 30.00            56,000           8.5 years                $21.48                22,666              $22.87
   $ 1.30-$ 30.00         2,932,000           9.1 years                $ 3.04               352,012              $ 7.27


     During fiscal 1998, the exercise price of options granted on October 1, 1996 to purchase approximately 488,000 shares of Common Stock were repriced from $20.53 to $2.30, and the vesting period for exercise of such options was extended.

14.  RELATED PARTY TRANSACTIONS

     During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sales transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which amounted to $2,254,000 in fiscal 1997, $3,091,000 in fiscal 1996, $653,000 in fiscal 1995 and $31,000 in fiscal 1994, have been reflected in the accompanying financial statements as additional paid-in-capital.

     During fiscal 1998, the Company agreed to forgive the remaining balance of a loan initially made to an executive officer during fiscal 1996. The remaining loan balance was approximately $32,000.

15.  SAVINGS PLAN

     In fiscal 1994, the Company established a 401(k) Savings Plan under which substantially all U.S. employees may voluntarily defer a portion of their compensation and the Company may elect to match a portion of the employee deferral. The Company has made no contributions to this plan.

16.  CONTINGENCIES

     Class Action Litigation. Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On February 9, 1998, a consolidated amended complaint combining the Centennial Securities Litigation, the February 25 Securities Litigation, the February 27 Securities Litigation and the Derivative Litigation was filed in the United States District Court for the District of Massachusetts (the "Consolidated Litigation"). Also on February 9, 1998, the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures.

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

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The plaintiffs have also retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, the Company's former Chief Financial Officer, James M. Murphy, the Company's independent accountants, Coopers & Lybrand L.L.P., and others.

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998.

     As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Common Stock portion ($18,525,000) is included in additional paid-in capital and has not yet been distributed.

     A significant number of class members opted not to participate in the Settlement Agreement. No assurance can be given that claims by class members who declined to participate in the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Year 2000 Disclosure. The Company is aware of problems associated with computer systems as the year 2000 approaches. "Year 2000" problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue are complex and wide-ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and other applications. The problems may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with any or all of these systems may affect the effectiveness or efficiency with which the Company can perform many significant functions, including but not limited to: order processing, material planning, product assembly, product test, invoicing, payroll, and financial reporting. In addition, the problem may affect the computer systems of vendors and customers, disrupting their operations and possibly impairing the Company's sources of supply and demand.

     The Company is in the process of completing an upgrade to its core management information systems that were known not to be Year 2000 compliant. Most of the modules of this new system are currently operational, and the Company believes that these upgrades will be completed before the end of calendar 1998. These upgrades are intended to address the Year 2000 issues with respect to internal budgeting, financial planning, material planning, sales order processing, accounting, inventory control, shop floor control, and purchasing. The cost of this management information system upgrade is estimated to be approximately $400,000. Of this, approximately $382,000 is attributable to the purchase of new software, which has been and will be capitalized; the balance has been or will be expensed as incurred. The aggregate costs associated with the other Year 2000 risks have not been quantified.

                          CENTENNIAL TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWELVE MONTHS ENDED MARCH 31, 1998, THE NINE MONTHS ENDED MARCH 31, 1997
                    AND THE TWELVE MONTHS ENDED JUNE 30, 1996

                                                                     SCHEDULE II


                                                 BALANCE AT       CHARGED TO       CHARGED TO
                                                BEGINNING OF       COSTS AND         OTHER                          BALANCE AT END
                 DESCRIPTION                       PERIOD          EXPENSES         ACCOUNTS       DEDUCTIONS          OF PERIOD
                 -----------                    ------------      ----------       ----------      ----------       --------------

Accounts receivable allowance
    Fiscal 1998 ............................       $  692          $   588                           $  412             $    868

    Nine months ended March 31, 1997 .......          375              400                               83                  692

    Fiscal  1996 ...........................          131              425                              181                  375

    Fiscal  1995 ...........................          100              171                              140                  131
Notes receivable reserve
    Fiscal 1998 ............................       $  971          $     0                                              $    971

    Nine months ended March 31, 1997 .......          871              100                                                   971

    Fiscal  1996 ...........................            0              871                                                   871

    Fiscal  1995 ...........................            0                0                                                     0
Investment reserve
  Fiscal 1998...............................       $8,669           $4,426                                               $13,095

    Nine months ended March 31, 1997 .......          646            8,023                                                 8,669

    Fiscal  1996 ...........................            0              646                                                   646

  Fiscal  1995..............................            0                0                                                     0
Inventory reserve
  Fiscal 1998...............................       $2,083          $ 2,676                            1,274             $  3,485

    Nine months ended March 31, 1997 .......        2,040            1,202                            1,159                2,083

    Fiscal  1996 ...........................          459            1,581                                                 2,040

  Fiscal  1995..............................          381               78                                                   459

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)(1) Financial Statement.  The financial statements required to be filed by
Item 8 are as follows:

   Centennial Technologies, Inc.                                                                               PAGE
                                                                                                               ----

   Report of Independent Accountants.............................................................................26

   Consolidated Balance Sheets as of March 31, 1998 and 1997.....................................................27

   Consolidated Statements of Operations for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 ............................28

   Consolidated Statements of Stockholders' Equity for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 ............................29

   Consolidated Statements of Cash Flows for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 ............................30

   Notes to Consolidated Financial Statements....................................................................31

  (a)(2) Financial Statement Schedules. The financial statement schedule required to be filed herewith is included in Item 8 of this report.

  (a)(3) Exhibits.

ITEM                                                                   LOCATION
NO.                                 DESCRIPTION                        SEE NOTE:
----                                                                   ---------

3.1   --   Certificate of Amendment to the Certificate of Incorporation ....(3)
3.2   --   By-Laws .........................................................(9)
3.3   --   Shareholder Voting Agreement between Centennial Technologies,
           Inc. and the Shareholders who are a party thereto, dated
           November 27, 1996 ...............................................(3)
4.1   --   Specimen Stock Certificate ......................................(2)
4.2   --   Form of Warrant Agreement between the Company and American
           Securities Transfer, Incorporated (includes Specimen Warrant
           Certificate) ....................................................(9)
10.1  --   Forbearance Agreement and Amendment by and between The First
           National Bank of Boston, BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc., Century Electronics
           Manufacturing, Inc., and Design Circuits, Inc., dated as of
           March 18, 1997 (originally filed as Exhibit 10.6) ...............(3)
10.2  --   Form of the Company's Domestic Distributor Agreement between the Company and its domestic distributors (originally filed as Exhibit 10.10) ...............................................(9)
10.3  --   Form of the Company's Agreement with its Manufacturer's
           Representatives (originally filed as Exhibit 10.11) .............(9)
10.4  --   Investment and Stockholders Agreement by and between
           Centennial Technologies, Inc. and ViA, Inc., dated
           November 27, 1996 (originally filed as Exhibit 10.13) ...........(3)
10.5  --   1994 Stock Option Plan, as amended (originally filed as
           Exhibit 10.14) ..................................................(5)
10.6  --   1994 Formula Stock Option Plan, as amended (originally filed as Exhibit 10.15) ...............................................(5)
10.7  --   Key Employee Agreement between Centennial Technologies, Inc.
           and Donald R. Peck, dated February 1, 1997 (originally filed as Exhibit 10.18) ...............................................(3)

10.8  --   Agreement to Provide Interim Management and Consulting
           Services Between Centennial Technologies, Inc. and Jay Alix & Associates, dated February 17, 1997 (originally filed as
           Exhibit 10.19) ..................................................(3)
10.9  --   First Amendment to Forbearance Agreement by and between The
           First National Bank of Boston, BancBoston Leasing Inc.,
           Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and Design Circuits, Inc., dated as of
           April 18, 1997 (originally filed as Exhibit 10.22) ..............(2)
10.10 --   Second Amendment to Forbearance Agreement and Amendment by
           and Between The First National Bank of Boston, BancBoston
           Leasing Inc., Centennial Technologies, Inc., NCT, Inc.,
           Century Electronics Manufacturing, Inc. and Design Circuits,
           Inc., dated as of June 4, 1997 (originally filed as
           Exhibit 10.23) ..................................................(2)
10.11 -- Third Amendment to Forbearance Agreement and Amendment by and Between The First National Bank of Boston, BancBoston Leasing
           Inc., Centennial Technologies, Inc., NCT, Inc., Century
           Electronics Manufacturing, Inc. and Design Circuits, Inc.,
           dated as of June 26, 1997 (originally filed as Exhibit 10.24) ...(2)
10.12 --   Consulting Agreement by and between Centennial Technologies,
           Inc. and William M. Kinch dated as of March 1, 1997
           (originally filed as Exhibit 10.25) .............................(2)
10.13 --   Agreement for Consulting Services between The Boston Agent and Centennial Technologies, Inc., dated January 20, 1997
           (originally filed as Exhibit 10.26) .............................(2)
10.14 --   Lease Agreement by and between Centennial Technologies, Inc.
           and Michael A. Howland, as Trustee of the Hownat Trust, dated
           April 17, 1997 (originally filed as Exhibit 10.27) ..............(2)
10.15 --   Settlement Agreement by and among Centennial Technologies,
           Inc., H. Hamby Hutcheson and Mary Lou Hutcheson, dated as of
           May 15, 1997 (originally filed as Exhibit 10.28) ................(2)
10.16 --   Fourth Amendment to Forbearance Agreement and Amendment by
           and Between The First National Bank of Boston, BancBoston
           Leasing Inc., Centennial Technologies, Inc., NCT, Inc.,
           Century Electronics Manufacturing, Inc. and Design Circuits,
           Inc., dated as of June 26, 1997 (originally filed as
           Exhibit 10.29) ..................................................(1)
10.17 -- Loan and Security Agreement by and between Congress Financial Corporation (New England) as Lender and Centennial
           Technologies, Inc. as Borrower, dated August 14, 1997
           (originally filed as Exhibit 10.30) .............................(1)
10.18 --   Employment Agreement between Centennial Technologies, Inc.
           and L. Michael Hone, effective August 19, 1997 (originally filed as Exhibit 10.31) .........................................(1)
10.19 --   Key Employee Agreement between Centennial Technologies, Inc.
           and Richard N. Stathes dated September 15, 1997 (originally filed as Exhibit 10.32) .........................................(1)
10.20 --   Key Employee Agreement between Centennial Technologies, Inc.
           and Jacques Assour dated September 15, 1997 (originally filed as Exhibit 10.33) ...............................................(1)
10.21 --   Letter Agreement between Centennial Technologies, Inc. and
           John J. McDonald dated January 20, 1998 ..............Filed Herewith
21    --   Schedule of Subsidiaries ........................................(3)
27    --   Financial Data Schedule ..............................Filed Herewith

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

       (7) Incorporated by reference to the similarly numbered exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-74862-NY) filed with the Commission on December 22, 1994.

       (8) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on September 25, 1994.

       (9) Incorporated by reference to the similarly numbered exhibit to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

       (b) Reports on Form 8-K. None.


                                   SIGNATURES

       IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       CENTENNIAL TECHNOLOGIES, INC.

Dated: June 29, 1998                   By: /s/ L. MICHAEL HONE
                                           -------------------------------------
                                                     L. Michael Hone
                                           President and Chief Executive Officer

       IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  NAME                                   CAPACITY                    DATE
                  ----                                   --------                    ----

           /s/ L. MICHAEL HONE            President, Chief Executive Officer    June 29, 1998
----------------------------------------    and Director
             L. Michael Hone

          /s/ WILLIAM J. SHEA             Chairman of the Board                 June 29, 1998
----------------------------------------
             William J. Shea

           /s/ JOHN J. SHIELDS            Vice Chairman of the Board            June 29, 1998
----------------------------------------
             John J. Shields

          /s/ J.P. LUC BEAUBIEN           Director                              June 29, 1998
----------------------------------------
            J.P. Luc Beaubien

          /s/ JAY M. EASTMAN              Director                              June 29, 1998
----------------------------------------
             Jay M. Eastman

          /s/ WILLIAM M. KINCH            Director                              June 29, 1998
----------------------------------------
            William M. Kinch

          /s/ EUGENE M. BULLIS            Interim Chief Financial Officer       June 29, 1998
----------------------------------------    (Principal financial and
            Eugene M. Bullis                accounting officer)