Form 10-Q
period 1998-06-27
CENTENNIAL TECHNOLOGIES INC
filed 1998-08-10
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

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

     As of July 13, 1998, there were 18,496,362 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)                            PAGE NUMBER
                                                                     -----------

  Item 1. Financial Statements                                            3

          Consolidated Balance Sheets at June 27, 1998 and March 31,
          1998                                                            3

          Consolidated Statements of Operations for three months ended    4
          June 27, 1998 and June 30, 1997

          Consolidated Statements of Cash Flows for three months ended    5
          June 27, 1998 and June 30, 1997

          Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                              14
  Item 2. Changes in Securities                                          16
  Item 3. Defaults Upon Senior Securities                                16
  Item 4. Submission of Matters to a Vote of Security Holders            16
  Item 5. Other Information                                              16
  Item 6. Exhibits and Reports on Form 8-K                               16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                               JUNE 27,      MARCH 31,
                                                                                1998           1998
                                                                                ----           ----
                                                                            (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents .......................................       $  5,026        $  5,358
     Trade accounts receivable .......................................          3,840           3,677
          Less allowances ............................................           (846)           (868)
                                                                             --------        --------
                                                                                2,994           2,809
     Recoverable income taxes ........................................            337             337
     Inventories .....................................................          1,706           2,309
     Other current assets ............................................            220             684
                                                                             --------        --------
Total current assets .................................................         10,283          11,497

Equipment and leasehold improvements .................................          4,080           3,973
     Less accumulated depreciation and amortization ..................         (1,507)         (1,242)
                                                                             --------        --------
                                                                                2,573           2,731
Other assets .........................................................            374             417
Investment in affiliate ..............................................          2,433           2,433
                                                                             --------        --------
Total assets .........................................................       $ 15,663        $ 17,078
                                                                             ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Obligations under capital leases ................................       $     70        $     70
     Accounts payable and accrued expenses ...........................          6,576           8,070
                                                                             --------        --------
Total current liabilities ............................................          6,646           8,140

Long-term obligations under capital leases ...........................             16              36
Contingencies (Note 8)
Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000 shares
     Authorized, none issued .........................................             --              --
Common Stock, $.01 par value; 50,000,000 shares authorized, 18,499,000
  issued and outstanding at June 30, 1998 and March 31, 1998 .........            185             185
Additional paid-in capital ...........................................         84,220          84,220
Accumulated deficit ..................................................        (75,404)        (75,503)
                                                                             --------        --------
Total stockholders' equity ...........................................          9,001           8,902
                                                                             --------        --------
Total liabilities and stockholders' equity ...........................       $ 15,663        $ 17,078
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

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                               1998            1997
                                                             --------        --------
Sales ................................................       $  6,235        $  6,573
Costs and expenses:
     Cost of goods sold ..............................          4,480           6,142
     Engineering costs ...............................            312             356
     Selling, general and administrative expenses ....          1,408           1,889
     Loss on investment activities ...................             --           3,485
     Special investigation costs .....................             --             597
     Net interest (income)/expense ...................            (64)             78
                                                             --------        --------
          Total costs and expenses ...................          6,136          12,547
                                                             --------        --------
Earnings (loss) before equity in earnings of affiliate             99          (5,974)
Equity in earnings of affiliate ......................             --             500
                                                             --------        --------
          Net income (loss) ..........................       $     99        $ (5,474)
                                                             ========        ========

Net loss per share - basic ...........................       $    .01        $   (.30)
Net loss per share - fully diluted ...................       $    .01        $   (.30)
Weighted average shares outstanding - basic ..........         18,496          18,176
Weighted average shares outstanding - fully diluted ..         19,567          18,176


   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                          1998          1997
                                                                       ----------     --------
Cash flows from operating activities:
     Net income (loss) .........................................       $    99        $(5,474)
     Adjustments to reconcile net income (loss) to net cash from
      (used in) operating activities:
     Depreciation and amortization .............................           264            400
     Equity in earnings of affiliate ...........................            --           (500)
     Provision for loss on accounts receivable .................           (39)            41
     Provision for loss on inventory ...........................          (279)            --
     Provision for loss on investments .........................            --          2,180
     Change in operating assets and liabilities:
          Accounts receivable ..................................          (152)         1,898
          Inventories ..........................................           882          2,335
          Notes receivable from affiliate ......................            --          4,129
          Recoverable income taxes .............................            --          6,042
          Other assets .........................................           508            945
          Accounts payable and accrued expenses ................        (1,488)        (2,565)
                                                                       -------        -------
          Net cash from (used in) operating activities .........          (205)         9,431
Cash flows from investing activities:
     Capital expenditures ......................................          (113)          (117)
     Disposal of capital equipment .............................             6            328
     Investment in affiliates ..................................            --         (1,165)
                                                                       -------        -------
          Net cash used in investing activities ................          (107)          (954)
Cash flows from financing activities:
     Net borrowings (repayments) under line of credit ..........            --         (8,447)
     Payments on equipment lease financing .....................           (20)          (149)
     Proceeds from exercise of stock options ...................            --            157
                                                                       -------        -------
          Net cash provided by (used in) financing activities ..           (20)        (8,439)
                                                                       -------        -------
Net increase (decrease) in cash and cash equivalents ...........          (332)            38
Cash and cash equivalents at beginning of period ...............         5,358             57
                                                                       -------        -------
Cash and cash equivalents at end of period .....................       $ 5,026        $    95
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

     These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1998.

     Change in Fiscal Year

     On March 24, 1997, the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. All references to fiscal 1999 and fiscal 1998 in the accompanying financial statements relate to the twelve months ended March 31, 1999 and 1998, respectively. All references to fiscal 1997 in the accompanying financial statements relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

2.   CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three months ended June 27, 1998, one customer accounted for approximately 32% of the Company's sales. At June 27, 1998, this customer accounted for approximately $1.0 million, or 33% of the Company's net accounts receivable balance.

     For the three months ended June 30, 1997, two customers accounted for approximately 40% of the Company's sales. At June 30, 1997, these customers accounted for approximately $1.9 million, or 52% of the Company's net accounts receivable balance.

     Approximately 9% and 11% of the Company's sales for the three months ended June 27, 1998 and June 30, 1997, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

3.  INVENTORIES

     Inventories consisted of (in thousands):

                                                    JUNE 27,    MARCH 31,
                                                     1998         1998
                                                    ------       ------
Raw material, primarily electronic components       $1,008       $1,239
Work in process .............................          333          620
Finished goods ..............................          365          450
                                                    ------       ------
                                                    $1,706       $2,309
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

5.   OTHER INVESTMENTS

     During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. Management has decided to focus its financial resources on its core business, and to suspend new investment activities. The Company fully reserved the carrying value of its investments in these development stage companies during fiscal 1997 and 1998.

     On December 13, 1996, the Company completed merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties as to the financial statements of Centennial. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, were included in loss on investment activities in the periods the advances were made. The merger was recorded using purchase accounting, and the excess (approximately $3.2 million) of the purchase price over the fair value of assets acquired was written off as of the agreement date (May 15, 1997) because of the uncertainties related to the future operations of ITP/Fleet.Net.

6.   DEBT

Notes Payable

     On August 14, 1997, the Company entered into a credit agreement with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants, the most restrictive of which is a minimum net worth requirement. Allowable borrowings are based on accounts receivable and the cost of equipment, and are collateralized by all of the Company's assets. At June 27, 1998 and March 31, 1998, the Company had no outstanding borrowings under these credit facilities.

7.   CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and
(iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1998 under the heading "Risk Factors" These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 30, 1997

     Sales. Sales decreased 5% to approximately $6.2 million in the 1998 period compared to $6.6 million in the 1997 period. The average selling price of the Company's products fell in the 1998 period from the 1997 period, which was partially offset by an increase in the volume of PC cards sold between the periods. The Company expects that further reductions in the average selling price of its products will continue into fiscal 1999, and no assurances can be given that the Company will be successful in its efforts to offset this trend with increases in the volume of PC cards sold during the remainder of fiscal 1999.

     A significant customer represented 32% of total sales in the 1998 period and 28% of total sales in the 1997 period. Another customer represented 6% of total sales in the 1998 period and 12% of total sales in the 1997 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Sales outside of the United States represented 9% of sales in the 1998 period compared to 11% of sales in the 1997 period.

     Costs of Goods Sold. Cost of goods sold decreased 26% to $4.5 million for the 1998 period compared to $6.1 million for the 1997 period. Gross margins were 7% for the 1997 period compared to 28% for the 1998 period. In fiscal 1998, the Company instituted policies that have resulted in significantly decreasing the amount of inventory purchased in advance of receipt of customer orders. In addition, during fiscal 1998 the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and has established on-site stores of raw materials consigned by several of the Company's major vendors. The Company has also instituted several policies which have resulted in increased production efficiencies. Costs of goods sold for the 1997 period includes a provision for inventory obsolescence of $.4 million, representing 6.1% of sales in the 1997 period. Cost of sales in the 1997 period was also negatively impacted by inventory revaluation adjustments of $.9 million or 13.6% of sales, primarily due to declining electronic component prices and changes in overhead absorption rates. No similar adjustments were recorded in the 1998 period.

     Engineering Costs. Engineering costs were $312,000 in the 1998 period and $356,000 in the 1997 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,408,000 in the 1998 period compared to $1,889,000 in the 1997 period. In the 1998 period the Company received approximately $500,000 in directors and officers liability insurance premiums on policies that had been rescinded covering periods prior to the Company's special investigation. In addition, legal expenses increased $440,000 between periods as the Company received final approval of its settlement of the class action litigation and settled certain indemnification claims brought by the Company's former Interim Chief Executive Officer. Consulting expenses and salary expenses decreased a total of $290,000 between periods as a result of a decreased use of consultants between periods and a reduction in the number of administrative employees.

     Net Interest Income/Expense. Net interest income was $64,000 in the 1998 period compared to net interest expense of $78,000 in the 1997 period, reflecting cash available for investment in the 1998 period and outstanding borrowings during the 1997 period.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the 1997 period (in thousands):

                                                       1997
                                                       ----
Costs incurred in connection with ITP/Fleet.Net       $3,235
Loss on investment in ViA .....................          250
                                                      ------
TOTAL .........................................       $3,485
                                                      ======

     Equity Interest in Earnings of Affiliate. The equity interest in earnings of affiliate of $.5 million reflects the Company's net interest in earnings of Century during the 1997 period.

     Special Investigation Costs. Due to incremental costs it was necessary to increase the accrual for Special Investigation Costs by $597,000 in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions.

Fiscal 1999 Liquidity Outlook

     The Company has experienced significant losses from operations prior to fiscal 1999 and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances, bank financing, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future.

Operating Activities

     At June 27, 1998, working capital increased to approximately $3.6 million, compared to working capital of $3.4 million at March 31, 1998. In the 1998 period the Company experienced cash flow used in operations of approximately $205,000, compared to cash flow provided by operations of approximately $9.4 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 44 days at June 27, 1998 compared to 35 days at March 31, 1998. The Company's inventories represent approximately 5 weeks of manufacturing output at June 27, 1997, compared to 6 weeks at March 31, 1998.

Investing Transactions

     Net capital expenditures amounted to $107,000 in the 1998 period and $117,000 in the 1997 period. As of June 27, 1998, the Company had remaining obligations of $88,000 on equipment financing leases.

     As of June 27, 1998, the Company had commitments for future capital equipment expenditures in fiscal year 1999 of approximately $106,000.

Financing Transactions

     On August 14, 1997, the Company entered into a credit agreement with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At June 27, 1998 and March 31, 1998, the Company had no outstanding borrowings under the Congress Financial credit agreement.

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

Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Part II, Item 1 -- Legal Proceedings." The Company has been granted final approval of its proposed settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Part II, Item 1 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Common Stock portion ($18,525,000) is included in additional paid-in capital.

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

     Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced significant losses from operations from fiscal 1994 through fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including appointing a turnaround specialist, hiring new senior management, reducing various expenses and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its present cash balances after giving effect to the proceeds from the sale of Century-related assets, financing from Congress Financial, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks, Inc. and Navionics, Inc. accounted for approximately 32% and 6%, respectively, of the Company's sales for the three months ended June 27, 1998. These customers accounted for 28% and 12%, respectively, of the Company's sales for the three months ended June 30, 1997. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE.

ITEM 5. OTHER INFORMATION NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

ITEM                                                                                                                      LOCATION
NO.                                                           DESCRIPTION                                                 SEE NOTE:
--                                                                                                                        ---------

3.1   -- Certificate of Amendment to the Certificate of Incorporation...........................................................(4)
3.2   -- By-Laws ...............................................................................................................(7)
3.3   -- Shareholder Voting Agreement between Centennial Technologies, Inc. and the Shareholders who are a party thereto, dated November 27, 1996 ...............................................................................................(4)
4.1   -- Specimen Stock Certificate ............................................................................................(3)
4.2   -- Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated (includes Specimen
         Warrant Certificate) ..................................................................................................(7)
10.1  -- Forbearance Agreement and Amendment by and between The First National Bank of Boston, BancBoston Leasing Inc.,
         Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc., and Design Circuits, Inc.,
         dated as of March 18, 1997 (originally filed as Exhibit 10.6) .........................................................(4)
10.2  -- Form of the Company's Domestic Distributor Agreement between the Company and its domestic distributors
         (originally filed as Exhibit 10.10)....................................................................................(7)
10.3  -- Form of the Company's Agreement with its Manufacturer's Representatives (originally filed as Exhibit 10.11) ...........(6)
10.4  -- Investment and Stockholders Agreement by and between Centennial Technologies, Inc. and ViA, Inc., dated
         November 27, 1996 (originally filed as Exhibit 10.13)..................................................................(4)
10.5  -- 1994 Stock Option Plan, as amended (originally filed as Exhibit 10.14).................................................(5)
10.6  -- 1994 Formula Stock Option Plan, as amended (originally filed as Exhibit 10.15).........................................(5)
10.7  -- Key Employee Agreement between Centennial Technologies, Inc. and Donald R. Peck, dated February 1, 1997
         (originally filed as Exhibit 10.18)....................................................................................(4)
10.8  -- Agreement to Provide Interim Management and Consulting Services Between Centennial Technologies, Inc. and
         Jay Alix & Associates, dated February 17, 1997 (originally filed as Exhibit 10.19).....................................(4)

10.9  -- First Amendment to Forbearance Agreement by and between The First National Bank of Boston, BancBoston
         Leasing Inc., Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc. and
         Design Circuits, Inc., dated as of April 18, 1997 (originally filed as Exhibit 10.22)..................................(3)
10.10 -- Second Amendment to Forbearance Agreement and Amendment by and Between The First National Bank of Boston,
         BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc.
         and Design Circuits, Inc., dated as of June 4, 1997 (originally filed as Exhibit 10.23)................................(3)
10.11 -- Third Amendment to Forbearance Agreement and Amendment by and Between The First National Bank of Boston,
         BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc.
         and Design Circuits, Inc., dated as of June 26, 1997 (originally filed as Exhibit 10.24)...............................(3)
10.12 -- Consulting Agreement by and between Centennial Technologies, Inc. and William M. Kinch dated as of
         March 1, 1997 (originally filed as Exhibit 10.25)......................................................................(3)
10.13 -- Agreement for Consulting Services between The Boston Agent and Centennial Technologies, Inc., dated
         January 20, 1997 (originally filed as Exhibit 10.26)...................................................................(3)
10.14 -- Lease Agreement by and between Centennial Technologies, Inc. and Michael A. Howland, as Trustee of the
         Hownat Trust, dated April 17, 1997 (originally filed as Exhibit 10.27).................................................(3)
10.15 -- Settlement Agreement by and among Centennial Technologies, Inc., H. Hamby Hutcheson and Mary Lou
         Hutcheson, dated as of May 15, 1997 (originally filed as Exhibit 10.28)................................................(3)
10.16 -- Fourth Amendment to Forbearance Agreement and Amendment by and Between The First National Bank of Boston,
         BancBoston Leasing Inc., Centennial Technologies, Inc., NCT, Inc., Century Electronics Manufacturing, Inc.
         and Design Circuits, Inc., dated as of June 26, 1997 (originally filed as Exhibit 10.29)...............................(2)
10.17 -- Loan and Security Agreement by and between Congress Financial Corporation (New England) as Lender and
         Centennial Technologies, Inc. as Borrower, dated August 14, 1997 (originally filed as Exhibit 10.30)...................(2)
10.18 -- Employment Agreement between Centennial Technologies, Inc. and L. Michael Hone, effective August 19, 1997
         (originally filed as Exhibit 10.31)....................................................................................(2)
10.19 -- Key Employee Agreement between Centennial Technologies, Inc. and Richard N. Stathes dated September 15, 1997
         (originally filed as Exhibit 10.32)....................................................................................(2)
10.20 -- Key Employee Agreement between Centennial Technologies, Inc. and Jacques Assour dated September 15, 1997
         (originally filed as Exhibit 10.33)....................................................................................(2)
10.21 -- Letter Agreement between Centennial Technologies, Inc. and John J. McDonald dated January 20, 1998 ....................(1)
21    -- Schedule of Subsidiaries ..............................................................................................(4)
27    -- Financial Data Schedule ....................................................................................Filed Herewith

     (1) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on June 29, 1998.

     (2) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on February 10, 1997.

     (3) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997.

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

                                        CENTENNIAL TECHNOLOGIES, INC.

Dated:  August 11, 1998                 By: /s/ L. Michael Hone
        ----------------                ---------------------------------------
                                                  L. Michael Hone
                                        President and Chief Executive Officer

Dated: August 11, 1998                  By: /s/ Donald R. Peck
       -----------------                ---------------------------------------
                                                  Donald R. Peck
                                        Secretary, Treasurer and General Counsel