Form 10-Q
period 1998-09-26
CENTENNIAL TECHNOLOGIES INC
filed 1998-11-06
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


(Mark One)

        X      Quarterly Report Pursuant To Section 13 or 15(d) of the
      -----    Securities Exchange Act of 1934 for the quarterly period ended
               September 26, 1998


      ----- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.


                         Commission File Number 1-12912



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



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of October 13, 1998, there were 20,546,683 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the Registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

 Part I. Financial Information (Unaudited)                                      Page Number

       Item 1.   Financial Statements                                                  3

                Consolidated Balance Sheets at September 26, 1998 and                  3
                March 31, 1998

                Consolidated Statements of Operations for three and six                4
                months ended September 26, 1998 and September 27, 1997

                Consolidated Statements of Cash Flows for six months                   5
                ended September 26, 1998 and September 27, 1997

                Notes to Consolidated Financial Statements                             6

       Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              12


 Part II. Other Information

       Item 1.   Legal Proceedings                                                    21
       Item 2.   Changes in Securities and Use of Proceeds                            23
       Item 3.   Defaults Upon Senior Securities                                      23
       Item 4.   Submission of Matters to a Vote of Security Holders                  23
       Item 5.   Other Information                                                    24
       Item 6.   Exhibits and Reports on Form 8-K                                     24


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            September 26,     March 31,
                                                                                                 1998           1998
                                                                                            -------------     ----------
                                                                                             (Unaudited)

                                                ASSETS
              Current assets:
                   Cash and cash equivalents.............................................  $    7,990        $   5,358
                   Trade accounts receivable.............................................       3,499            3,677
                        Less allowances..................................................        (909)            (868)
                                                                                           ----------        ---------
                                                                                                2,590            2,809
                   Recoverable income taxes..............................................         337              337
                   Inventories...........................................................       1,459            2,309
                   Other current assets..................................................         173              684
                                                                                           ----------        ---------
              Total current assets.......................................................      12,549           11,497

              Equipment and leasehold improvements.......................................       4,222            3,973
                   Less accumulated depreciation and amortization........................      (1,781)          (1,242)
                                                                                           -----------       ----------
                                                                                                2,441            2,731
              Other assets...............................................................         387              417
              Investment in former affiliate.............................................       1,700            2,433
                                                                                           ----------        ---------
              Total assets...............................................................  $   17,077        $  17,078
                                                                                           -----------       ----------
                                                                                           -----------       ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

              Current liabilities:
                   Obligations under capital leases......................................  $       71        $      70
                   Accounts payable and accrued expenses.................................       6,804            8,070
                                                                                           ----------        ---------
              Total current liabilities..................................................       6,875            8,140

              Long-term obligations under capital leases.................................          --               36
              Contingencies (Note 8)
              Stockholders' equity:
                   Preferred Stock, $.01 par value; 1,000,000 shares
                   authorized, none issued...............................................          --               --
                   Common Stock, $.01 par value; 50,000,000 shares authorized,
                   20,549,000 issued and outstanding at September 26, 1998 and
                   18,499,000 issued and outstanding at March 31, 1998...................         205              185
                   Additional paid-in capital............................................      84,200           84,220
                   Accumulated deficit...................................................     (74,203)         (75,503)
                                                                                           -----------       ----------
              Total stockholders' equity.................................................      10,202            8,902
                                                                                           ----------        ---------
              Total liabilities and stockholders' equity.................................  $   17,077        $  17,078
                                                                                           -----------       ----------
                                                                                           -----------       ----------


        The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                              ---------------------------    ----------------------------
                                              September 26,  September 27,   September 26,  September 27,
                                                 1998           1997             1998           1997
                                              ------------   -------------   ------------   -------------


Net sales ...................................   $  6,151    $  6,901         $ 12,386       $ 13,474

Cost of goods sold......................           4,241       5,993            8,831         12,504
                                                --------    --------         --------       --------
     Gross profit.......................           1,910         908            3,555            970

Operating expenses:
   Engineering, research and
     development costs ......................        167         215              369            434

   Selling, general and
     administrative expenses ................      1,490       2,803            2,898          4,460
                                                --------    --------         --------       --------
      Operating income/(loss) ...............        253      (2,110)             288         (3,924)

Provision for loss on
  inventory subject to customer
  dispute ...................................       --         1,841             --            1,841

Proceeds from resolution of
  customer dispute ..........................     (1,600)       --             (1,600)          --

Loss on investment activities ...............        733       5,424              733          8,909

Special investigation costs .................       --          --               --              597

Lease cancellation charge ...................       --           258             --              258

Net interest (income)/expense ...............        (81)         69             (145)           147
                                                --------    --------         --------       --------
   Income/(loss) before
    equity in earnings of
    affiliate ...............................      1,201      (9,702)           1,300        (15,676)

Equity in earnings (loss) of
    affiliate ...............................       --           (77)            --              423
                                                --------    --------         --------       --------
      Net income/(loss) .....................   $  1,201    $ (9,779)        $  1,300       $(15,253)
                                                --------    --------         --------       --------
                                                --------    --------         --------       --------
Net income/(loss) per share -
  basic .....................................   $    .06    $   (.52)        $    .07       $   (.83)

Net income/(loss) per share
  -diluted ..................................   $    .06    $   (.52)        $    .07       $   (.83)

Weighted average shares
  outstanding - basic .......................     20,031      18,648           19,278         18,412

Weighted average shares
  outstanding - diluted .....................     20,034      18,648           19,445         18,412



        The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                       Six Months Ended
                                               --------------------------------
                                               September 26,      September 27,
                                                   1998               1997
                                               -------------      -------------
Cash flows from operating activities:

  Net income/(loss) .........................   $  1,300          $(15,253)

  Adjustments to reconcile net income/(loss) to net cash from operating activities:

  Depreciation and amortization .............        539               514

  Equity in earnings of affiliate ...........       --                (423)

  Provision for loss on accounts receivable .         90               128

  Provision for loss on investments .........        733             7,019

  Change in operating assets and liabilities:

    Accounts receivable .....................        129             1,864

    Inventories .............................        850             5,394

    Notes receivable from affiliate .........       --               4,129

    Recoverable income taxes ................       --               7,019

    Other assets ............................        541             1,131

    Accounts payable and accrued expenses ...     (1,266)           (2,397)
                                                 --------          --------
    Net cash provided by operating activities      2,916             9,125


Cash flows from investing activities:

  Capital expenditures ......................       (261)             (667)

  Disposal of capital equipment .............         12               477

  Investment in affiliates ..................       --              (1,141)
                                                 --------          --------
    Net cash used in investing activities ...       (249)           (1,331)



Cash flows from financing activities:

  Net borrowings under line of credit .......       --              (8,464)

  Borrowings from term loans ................       --                 938

  Payments on term loans ....................       --                 (19)

  Payments on capital leases ................        (35)             (532)

  Proceeds from exercise of stock options ...       --                 208

  Foreign currency translation adjustment ...       --                  77
                                                 --------          --------
    Net cash used in financing activities ...        (35)           (7,792)
                                                 --------          --------

Net increase in cash and cash equivalents ...      2,632                 2

Cash and cash equivalents at beginning of
  period ....................................      5,358                57
                                                 --------          --------

Cash and cash equivalents at end of period ..   $  7,990           $    59
                                                 --------          --------
                                                 --------          --------


     The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

   Basis of Presentation

    The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior reported financial statements to conform to the fiscal 1999 presentation.

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

   Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has no requirements for compensating balances. At September 26, 1998, all of the Company's cash was on account with the Company's secured lender.

2.  CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the three and six months ended September 26, 1998, one customer accounted for approximately 19% and 26% of the Company's sales, respectively. At September 26, 1998, this customer accounted for approximately $.5 million, or 18% of the Company's net accounts receivable balance.

    For the three and six months ended September 27, 1997, one customer accounted for approximately 29% and 28% of the Company's sales, respectively. At September 27, 1997, this customer accounted for approximately $1.0 million, or 29% of the Company's net accounts receivable balance.

    Approximately 12% and 8% of the Company's sales for the three months ended September 26, 1998 and September 27, 1997, respectively, and approximately 10% of the Company's sales for each of the six months ended September 26, 1998 and September 27, 1997, were outside the United States, primarily in several Western European countries. No one area comprised more than 10% of the Company's sales.

3.  INVENTORIES

    Inventories consisted of (in thousands):

                                                          September 26,   March 31,
                                                              1998          1998
                                                          -------------   ---------

Raw material, primarily electronic components.......         $     874     $  1,239
Work in process.....................................               312          620
Finished goods......................................               273          450
                                                             ---------     --------
                                                             $   1,459     $  2,309
                                                             ---------     --------
                                                             ---------     --------



    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In the quarter ended September 27, 1997, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"). The customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During the quarter ended September 26, 1998, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment and the right to retain and sell the Custom Inventory at issue. The Company sold a portion of the Custom Inventory during the quarter ended September 26, 1998 for approximately $0.5 million, which has been included in net sales. At September 26, 1998, the costs related to the Custom Inventory still on hand remained fully reserved.

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

    On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bore interest at a rate of 6% and were to mature in ten years. Under certain conditions, the debentures would have been convertible into the capital stock of an entity with which Century might merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

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

    During the second quarter of fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. Management has been negotiating with Century regarding redemption of the Company's remaining interest in its former affiliate, and expects to finalize such redemption consistent with the remaining carrying value of the investment before the end of calendar 1998.

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

6.  DEBT

    On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At September 26, 1998 and March 31, 1998, the Company had no outstanding borrowings under the Congress Financial credit agreement.

    On September 9, 1998, the Company announced that it had received a commitment from Fleet National Bank ("Fleet"), subject to satisfaction of certain conditions and completion of documentation, for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. The Company plans to terminate its current credit facilities with Congress Financial and replace them with the Fleet credit facilities upon closing. Allowable borrowings would be based on accounts receivable and the cost of equipment, would be secured by substantially all of the Company's assets, and would be based on certain limitations and covenants. The terms of these facilities remain subject to negotiation and agreement, and no assurance can be given that the Company will be successful in securing these replacement borrowing facilities.

7.  EARNINGS (LOSS) PER SHARE

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

                                        Three Months Ended              Six Months Ended
                                  -----------------------------   -----------------------------
                                  September 26,    September 27,  September 26,   September 27,
                                      1998            1997              1998          1997
                                  -------------    ------------   -------------   -------------
Basic Earnings Per Share

Numerator
   Net income/(loss)                $  1,201      $ (9,779)         $  1,300         $(15,253)
Denominator
   Weighted average common
      shares outstanding              20,031        18,648            19,278            18,412
                                    --------      --------          --------         ---------

Basic earnings (loss) per share     $   0.06      $  (0.52)         $   0.07           $ (0.83)
                                    --------      --------          --------         ---------
                                    --------      --------          --------         ---------

Diluted Earnings Per Share
Numerator
   Net income/(loss)                $  1,201      $ (9,779)         $  1,300          $(15,253)
Denominator
   Weighted average common
       shares outstanding             20,031        18,648            19,278            18,412

Effective of dilutive securities:

   Employee stock options                  3         --                  167            --
                                    --------      --------          --------         ---------

   Denominator for diluted
       earnings per share             20,034       18,648             19,445            18,412
                                    --------      --------          --------         ---------

Diluted earnings (loss) per share   $   0.06      $ (0.52)          $   0.07          $ (0.83)
                                    --------      --------          --------         ---------



     Options to purchase 2,070,000 shares of Common Stock on September 27, 1997 were excluded from the three and six months ended calculations of diluted net income/(loss) per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS 128.

8.  CONTINGENCIES

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

     The plaintiffs have also retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, the Company's former Chief Financial Officer, James M. Murphy, the Company's former independent accountants, Coopers & Lybrand L.L.P., and others.

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998, which became effective on July 20, 1998.

     As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company distributed 2,050,321 shares of the common stock component of the Settlement Agreement during the second quarter of fiscal 1999, and expects to satisfy its remaining obligation to distribute 4,784,083 shares of Common Stock by the end of fiscal 1999.

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

9.    COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. During the second quarter and first six months of 1999, total comprehensive income was the same as net income.

10.    SEGMENT DISCLOSURES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    Except for historical information contained herein, the discussions contained in this document include forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1998 under the heading "Risk Factors." These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                             Three Months Ended                    Six Months Ended
                                                     ---------------------------------    ---------------------------------
                                                      September 26,    September 27,       September 26,        September 27,
                                                          1998                1997             1998                 1997
                                                     ---------------  ---------------      ---------------      ---------------
Net sales.........................................          100.0%              100.0%            100.0%             100.0%

Cost of goods sold................................           69.0                86.9              71.3               92.8
                                                      -----------         -----------       -----------        -----------
   Gross profit...................................           31.0                13.1              28.7                7.2

Operating expenses:
  Engineering, research and development costs.....            2.7                 3.1               3.0                3.2
  Selling, general and administrative expenses....           24.2                40.6              23.4               33.1
                                                      -----------         -----------       -----------        -----------
     Operating income/(loss) .....................            4.1               (30.6)              2.3              (29.1)

Provision for loss on inventory subject to
    customer dispute..............................             --                26.7                --               13.7
Proceeds from resolution of customer dispute......          (26.0)                --              (12.9)                --
Loss on investment activities.....................           11.9                78.6               5.9               66.1
Special investigation costs.......................             --                 --                 --                4.4
Lease cancellation charge.........................             --                 3.7                --                1.9
Net interest (income)/expense.....................           (1.3)                1.0              (1.2)               1.1
                                                      ------------        -----------       ------------       -----------

  Income/(loss) before equity in earnings
    of affiliate..................................           19.5              (140.6)             10.5             (116.3)
Equity in earnings (loss) of affiliate............             --                (1.1)               --                3.1
                                                      -----------         ------------      -----------        -----------
  Net income (loss)...............................           19.5%             (141.7)%            10.5%            (113.2)%
                                                      -----------         ------------      -----------        -----------
                                                      -----------         ------------      -----------        -----------

    Net Sales

    Net sales consist of sales of PC cards, embedded computer modules and specialty and standard memory products, less returns and discounts. Net sales for the second quarter of fiscal 1999 decreased 11% to $6.2 million from $6.9 million for the same period of fiscal 1998. Net sales for the six months ended September 26, 1998 decreased 8% to $12.4 million from $13.5 million for the same period of fiscal 1998. A portion of the decrease in net sales resulted from a decline in the cost of certain memory devices used in the production of the Company's products. Decreasing component costs led to a decrease in the average selling price of the Company's products between the periods, which was partially offset by an increase in the volume of PC cards sold to both new and existing customers. The Company expects that further decreases in component costs and reductions in the average selling price of its products will continue into fiscal 1999, and no assurances can be given that the Company will be successful in its efforts to offset this trend with increases in the volume of PC cards sold during the remainder of fiscal 1999.

    A significant customer represented 19% and 26% of total sales in the three and six month periods ended September 26, 1998, respectively, and 29% and 28% of total sales in the same periods last year. If this customer were to reduce significantly the amount of business it conducts with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

    Sales outside of the United States represented 12% and 10% of sales for the three and six month periods ended September 26, 1998 compared to 8% and 10% of sales for the same periods in the previous year. The Company expects that sales outside the United States will continue to represent a percentage of the Company's sales consistent with that of these periods.

    Costs of Goods Sold

    Cost of goods sold decreased 29% to $4.2 million for the second quarter compared to $6.0 million for the same period in fiscal 1998, primarily due to a decline in the cost of certain memory devices used in the Company's PC card products. Cost of goods sold decreased 29% to $8.8 million for the six months ended September 26, 1998 compared to $12.5 million for the same period last year. Gross margins were 31% and 29% for the three and six month periods ended September 26, 1998, respectively, compared to 13% and 7% for the same periods last year. During the second quarter of fiscal 1999, the Company sold for approximately $0.5 million a portion of some customized inventory, the cost of which had been previously fully reserved due to a dispute with the customer for whom the customized cards were originally produced and who had attempted to cancel the order. Gross margins for the three and six month periods ended September 26, 1998, excluding this sale of fully reserved inventory, were 25% and 26%, respectively. Costs of goods sold for the three and six months ended September 27, 1997 include provisions for inventory obsolescence of $0.4 million and $0.8 million, respectively, representing 7% and 6% of sales in these periods, respectively. Cost of goods sold for the six months ended September 27, 1997 was also negatively impacted by inventory revaluation adjustments of $0.9 million, or 7% of sales, primarily due to declining electronic component prices and changes in overhead absorption rates. During fiscal 1998, the Company instituted policies that have resulted in significantly decreasing the amount of inventory purchased in advance of receipt of customer orders. In addition, during fiscal 1998 the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and established on-site stores of raw materials consigned by several of the Company's major vendors. The Company also instituted several policies that have resulted in increased production efficiencies.

    Engineering, Research and Development Costs

    Engineering, research and development costs were $167,000 and $369,000 for the three and six month periods ended September 26, 1998, respectively, and $215,000 and $434,000 for the same periods last year.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $1.5 million and $2.9 million for the three and six months periods ended September 26, 1998, respectively, and $2.8 million and $4.5 million for the same periods last year. Legal expenses between periods decreased significantly as the Company successfully settled the securities class action pending against the Company and resolved several other litigation issues. Expenses related to audit fees and consultants has also decreased significantly between periods as the Company completed its special investigation and hired new senior management. The Company also incurred significantly lower bad debt expenses compared to last year as the Company continues to improve its credit extension policies.

    Provision for Loss on Inventory Subject to Customer Dispute/Proceeds from Resolution of Customer Dispute

      During fiscal 1998, the Company filed suit against a customer regarding inventory specifically purchased and manufactured pursuant to a purchase order from the customer (the "Custom Inventory"). The customer attempted to cancel a portion of the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective. During fiscal 1998, the Company fully reserved the cost of the Custom Inventory of approximately $1.8 million due to the legal costs and inherent uncertainties involved in litigation.

     During the second quarter of fiscal 1999, the Company and the customer agreed to settle the litigation. As a result of this settlement, the Company received $1.6 million in cash and the customer agreed that the Company would retain all rights with regard to the Custom Inventory. During the second quarter of fiscal 1999, the Company recognized the cash payment of $1.6 million as income.

     During the second quarter of fiscal 1999 and after the settlement agreement was reached, the Company sold a portion of the Custom Inventory for approximately $0.5 million, which the Company has included in net sales for the period.

     Lease Cancellation Charge

     During fiscal 1998, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. That bank required the Company to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

    Net Interest Income/Expense

    Net interest income was $81,000 and $145,000 for the three and six month periods ended September 26, 1998 compared to net interest expense of $69,000 and $147,000 for the same periods last year, reflecting cash available for investment in fiscal 1999 and outstanding borrowings during fiscal 1998.

    Loss on Investment Activities

    Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses recorded associated with certain investments. During the second quarter of fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. Management has been negotiating with Century regarding redemption of the Company's remaining interest in its former affiliate, and expects to finalize such redemption consistent with the remaining carrying value of the investment before the end of calendar 1998.

    The following table describes the elements and the amounts reflected in this category during fiscal 1998 (in thousands):

                                                           Three Months Ended  Six Months Ended
                                                              September 27,    September 27,
                                                                    1997           1997
                                                           ------------------  ----------------
Costs incurred in connection with ITP/Fleet.Net.....       $          608      $       3,819
Loss on investment in ViA...........................                4,165              4,415
Loss on other investments...........................                  651                675
                                                           --------------      -------------
TOTAL...............................................       $        5,424      $       8,909
                                                           --------------      -------------
                                                           --------------      -------------

    Equity Interest in Earnings (Loss) of Affiliate

    The equity interest in earnings (loss) of affiliate of $(77,000) and $423,000 for the three and six month periods ended September 27, 1997, respectively, reflect the Company's net interest in loss of its former affiliate, Century Electronics Manufacturing, Inc.

    Special Investigation Costs

    Due to incremental costs, the Company increased its accrual for Special Investigation Costs by $597,000 during the first quarter of fiscal 1998.

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

Operating Activities

    At September 26, 1998, working capital increased to approximately $5.7 million, compared to working capital of $3.4 million at March 31, 1998. The Company experienced cash flow provided by operations during the first six months of fiscal 1999 of approximately $2.9 million, compared to cash flow provided by operations of approximately $9.1 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 38 days at September 26, 1998 compared to 36 days at March 31, 1998. The Company's inventories represent approximately 4 weeks of manufacturing output at September 26, 1998, compared to 5 weeks at March 31, 1998.

Investing Transactions

    Net capital expenditures amounted to $249,000 in the first six months of fiscal 1999 and $190,000 in the same period last year. As of September 26, 1998, the Company had remaining obligations of $71,000 on equipment financing leases.

    As of September 26, 1998, the Company had commitments for future capital equipment expenditures in fiscal year 1999 of approximately $300,000.

Financing Transactions

    On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At September 26, 1998 and March 31, 1998, the Company had no outstanding borrowings under the Congress Financial credit agreement.

    On September 9, 1998, the Company announced that it had received a commitment from Fleet National Bank ("Fleet"), subject to satisfaction of certain conditions and completion of documentation, for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. The Company plans to terminate its current credit facilities with Congress Financial and replace them with the Fleet credit facilities upon closing. Allowable borrowings would be based on accounts receivable and the cost of equipment, would be secured by substantially all of the Company's assets, and would be based on certain limitations and covenants. The terms of these facilities remain subject to negotiation and agreement, and no assurance can be given that the Company will be successful in securing these replacement borrowing facilities.

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

    On March 14, 1997, Century entered into an agreement in principal with the Company, whereby Century agreed to redeem a portion of its shares in exchange for $1.3 million in cash and a $6.0 million subordinated debenture, reducing the Company's equity ownership position to 45%. The debentures bore interest at a rate of 6% and were to mature in ten years. Under certain conditions, the debentures would have been convertible into the capital stock of an entity with which Century might merge. In addition, the Company agreed to contribute to Century its interest in the Thailand joint venture. Century also agreed to repay an 8.5% note payable to Centennial in the amount of $4.1 million and to take the necessary steps to remove all outstanding guarantees of third-party indebtedness.

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

    During the second quarter of fiscal 1999 the Company reduced the carrying value of its investment in Century by $733,000, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general. Management has been negotiating with Century regarding redemption of the Company's remaining interest in its former affiliate, and expects to finalize such redemption consistent with the remaining carrying value of the investment before the end of calendar 1998.

Contingencies

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Part II, Item 1 --Legal Proceedings." The Company has been granted final approval of its proposed settlement of the Consolidated Litigation, has entered an agreement in principle to settle the WebSecure Securities Litigation, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Part II, Item 1 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities

Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company distributed 2,050,321 shares of the common stock component of the Settlement Agreement during the second quarter of fiscal 1999, and expects to satisfy its remaining obligation to distribute 4,784,083 shares of Common Stock by the end of fiscal 1999.

     There can be no assurance that claims by shareholders who opted not to participate in the class action settlement will not be material, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled, and such inability to settle pending litigation could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations.

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

    Losses in Prior Periods; Liquidity and Financing Risks.

    The Company has experienced significant losses from operations from fiscal 1994 through fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including the following:

   -  appointing a turnaround specialist   - reducing various expenses
   -  hiring new senior management         - implementing new cost controls.

If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its cash balances, bank financing, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

    Dependence on Major Customers; Concentration of Credit Risk.

    Bay Networks, Inc., which merged with and became a subsidiary of Northern Telecom during the second quarter of fiscal 1999, accounted for approximately 26% of the Company's sales for the six months ended September 26, 1998. This customer accounted for 28% of the Company's sales for the six months ended September 27, 1997. The loss of, or a significant curtailment of purchases by this customer, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

    Fluctuations in Quarterly Results.

    The Company's results of operations may be subject to quarterly fluctuations due to a number of factors, including the following:

   -  timing of receipt and delivery        - competitive pricing pressures
      of significant orders for the         - increases in raw material costs
      Company's products                    -  changes in customer and
   -  costs associated with the                product mix
      expansion of operations               -  quality of the Company's products
   -  production difficulties.              -  exchange rate fluctuations
   -  write-downs or write-offs of          -  market acceptance of new or
      investments in other companies           enhanced versions of the
                                               Company's products

Other factors, some of which are beyond the Company's control, may also cause fluctuations in the Company's results of operations. Additionally, as is the case with many high technology companies, a significant portion of the Company's orders and shipments typically occurs in the last few weeks of a quarter. As a result, revenues for a quarter are not predictable, and the Company's revenues may shift from one quarter to the next, having a significant effect on reported results.

    The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, the following:

   -  quarter-to-quarter operating results  -  industry conditions
   -  awards of orders to the Company       -  new product or product
      or its competitors                       development announcements by the
   -  changes in earnings estimates            Company or its competitors
      by analysts

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

     PC cards and related services constitute 100% of the Company's sales for fiscal 1999 and 1998. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the

Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition.

     Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Epson America, Inc., Intel Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including the following:

   -  product quality and performance       -  order turnaround
   -  provision of competitive design       -  timely response to
      capabilities                             advances in technology
   -  adequate manufacturing capacity       -  production efficiency
   -  timing of new product introductions   -  number and nature of the
      by the Company, its customers            Company's competitors
      and its competitors                      in a given market
   -  price                                 -  general market and economic
                                               conditions

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

     Year 2000 Compliance.

     The Company is aware of problems associated with computer systems as the year 2000 approaches. "Year 2000" problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide-ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and other applications. Problems may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with any or all of these systems may affect the effectiveness or efficiency with which the Company can perform many significant functions, including but not limited to:

   -  order processing               -  material planning
   -  product assembly               -  product test
   -  invoicing                      -  payroll and financial reporting

In addition, the problem may affect the computer systems of vendors and customers, disrupting their operations and possibly impairing the Company's sources of supply and demand.

     The Company has established a Year 2000 readiness team to assess the impact of the Year 2000 issue on the Company, and to coordinate testing and remediation activities. In general, the Company's products do not perform date related processing and are not materially affected by Year 2000 issues. Product testing has uncovered no Year 2000 problems, and investigation into product design, specifically firmware and microcode, has uncovered no design assumptions or application programming interfaces that would cause Year 2000 problems. The Company has also sample tested 100% of its manufacturing, testing and labeling equipment and uncovered no Year 2000 problems. The Company has not specifically tested software obtained from its customers that is incorporated into its products for such customers, which may in some cases involve date related processing, but the Company intends to seek assurances from its customers that the software is Year 2000 compliant, as well as a disclaimer of liability and indemnification should any Year 2000 issues arise with regard to the customer's software.

     The Company has completed its Year 2000 compliance assessment and remediation of the Company's management information system. The Company upgraded its core management information systems to address the Year 2000 issues with respect to internal budgeting, financial planning, material planning, sales order processing, accounting, inventory control, shop floor accounting and purchasing. All of the modules of this new system are currently operational. The Company has tested the upgrade to verify its Year 2000 compliance. The cost of this management information system was approximately $450,000, of which approximately $394,000 is attributable to the purchase of new software, which has been capitalized; the balance has been expensed as incurred. The Company has used operating cash flows as the source of funds for Year 2000 compliance issues.

     The assessment and remediation of Year 2000 problems in tertiary business information systems is on-going. The Company believes that over 95% of its desktop PC hardware units are Year 2000 compliant. The majority of the software used on these systems and network servers is composed of recent versions of vendor supported, commercially available products that the Company believes are Year 2000 compliant. Upgrading these applications as respective vendors release Year 2000 compliant patches has not been a significant burden on the Company. The Company has determined that it will need to replace one operating system that is not and cannot be modified to become year 2000 compliant. The Company plans to replace and test this new system by the end of calendar 1998. The Company believes the cost for this new system will not be material.

     The Company has completed its assessment and remediation of Year 2000 problems with computer systems used for facilities control. The Company has recently purchased a Year 2000 compliant telephone system. The cost to purchase and install the new telephone systems was approximately $106,000, which has been capitalized. The Company has also tested its building security system and determined that it is Year 2000 compliant.

     During the third quarter of fiscal 1999, the Company will initiate formal communications with its key suppliers and customers regarding their Year 2000 readiness status. The Company plans to complete this assessment phase by the end of fiscal 1999. While suppliers and customers may indicate that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, the Company can provide no assurances that the Company's key suppliers and customers have, or will have technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company's customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Any additional expenses related to the management of the Company's Year 2000 compliance program are not expected to be material to the Company's quarterly operating results.

     The Company has not deferred or delayed any information technology projects due to Year 2000 efforts.

     The costs and time schedules for the Company's Year 2000 problem abatement are based on management's best estimates for the implementation of its new operating system and Year 2000 problems uncovered to date. These estimates were derived from utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no assurance that these estimates will be achieved or that the anticipated time schedule will be met. Actual results could differ materially from those anticipated.

     Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products and services are Year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

     The Company has identified no significant risks to systems that support the Company's on-going operations, and therefore has developed no contingency plans related thereto. Should previously undetected Year 2000 problems be found in these or other systems, these systems will be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's need without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

      There may be additional Year 2000 problems that are as yet unknown to the Company and for which remediation plans have not yet been made. Any such Year 2000 compliance problem of the Company, its suppliers or its customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects. There can be no assurance that the Company's insurance will cover losses from business interruptions arising from year 2000 problems of the Company or its suppliers or customers.

     Euro Currency.

     The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date, they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early stage of its assessment, the Company cannot yet predict the impact of the Euro conversion.


                                     PART II
                                OTHER INFORMATION

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

     The plaintiffs have also retained their claims against Mr. Pinez; the Company's former Chief Financial Officer, James M. Murphy; the Company's former independent accountants, Coopers & Lybrand L.L.P.; and others.

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998, which became effective on July 20, 1998.

    As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company distributed 2,050,321 shares of the common stock component of the Settlement Agreement during the second quarter of fiscal 1999, and expects to satisfy its remaining obligation to distribute 4,784,083 shares of common stock by the end of fiscal 1999.

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


Items 2 and 3.  None.

Item 4. Submission of Matters to a Vote of Security Holders

         On September 9, 1998, the Company held is Annual Meeting of Stockholders (the "Annual Meeting") to vote on several proposals. Of the 18,493,362 shares of the Company's Common Stock of record on July 13, 1998 able to be voted at the Annual Meeting, a total of 16,948,412 were represented by person or by proxy, or approximately 92% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

         The following proposals were adopted, with the vote totals as follows:

Proposal 1: To elect seven (7) Directors of the Company for the ensuing year, the nominees being:

                                 William J Shea
                                Eugene M. Bullis
                               Steven M. DePerrior
                              Jay M. Eastman, Ph.D.
                                 L. Michael Hone
                               David A. Lovenheim
                                 John J. Shields

                                                      Votes For                         Votes Withheld
                                                      ---------                         --------------
         William J. Shea   .........                 16,667,563                         280,849
         Eugene M. Bullis  .........                 16,666,933                         279,082
         Steven M. DePerrior........                 16,671,798                         276,614
         Jay M. Eastman    .........                 16,680,683                         267,729
         L. Michael Hone   .........                 16,665,498                         282,914
         David A. Lovenheim.........                 16,680,183                         268,229
         John J. Shields   .........                 16,670,498                         277,914


Proposal 2: To approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 3,000,000 shares to 6,000,000 shares.


                   Votes For        Votes Against              Abstentions      Broker Nonvotes
                   ----------       -------------              -----------      ---------------
                   3,739,527           2,173,573                  132,150           10,903,162

Proposal 3: To approve an amendment to the Company's 1994 Formula Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 180,000 shares to 300,000 shares.

                   Votes For        Votes Against              Abstentions      Broker Nonvotes
                   ----------       -------------              -----------      ---------------
                   3,827,446           2,087,168                  130,636           10,903,162


Proposal 4: To ratify the appointment of Ernst & Young L.L.P. as the independent accountants for the Company for the fiscal year ending March 31, 1999.

                   Votes For        Votes Against              Abstentions
                   ----------       -------------              -----------
                   16,684,819            156,828                  106,765

Item 5. Other Information

         Shareholder Proposals for 1999 Annual Meeting

         As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy material for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than February 10, 1999.

         In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Securities Exchange Act of 1934, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before June 4, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

ITEM
NO.                     DESCRIPTION
----                    -----------
3.1    --   Certificate of Incorporation
10.1   --   1994 Stock Option Plan, as amended
10.2   --   1994 Formula Stock Option Plan, as amended
27     --   Financial Data Schedule

        (b) Reports on Form 8-K. During the quarter ended September 26, 1998, the Company filed a Form 8-K on July 13, 1998 regarding a change in the Company's independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTENNIAL TECHNOLOGIES, INC.


Dated:  November 6, 1998           By: /s/ L. MICHAEL HONE
        -------------------        ------------------------------------
                                       L. Michael Hone
                                   President and Chief Executive Officer


Dated:  November 6, 1998           By: /s/ DONALD R. PECK
        ----------------           ----------------------------------------
                                       Donald R. Peck
                                   Secretary, Treasurer and General Counsel