Form 10-Q
period 1996-12-31
CENTENNIAL TECHNOLOGIES INC
filed 1999-02-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


(MARK ONE)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996



          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES -------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
          __________.


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of January 15, 1999, there were 20,546,683 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the Registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                       PAGE NUMBER

        Item 1.  Financial Statements                                      3

                 Consolidated Balance Sheets at December 31, 1996 and      3
                 June 30, 1996

                 Consolidated Statements of Operations for three and six   4
                 months ended December 31, 1996 and 1995

                 Consolidated Statements of Cash Flows for six months      5
                 ended December 31, 1996 and 1995

                 Notes to Consolidated Financial Statements                6

        Item 2.  Management's Discussion and Analysis of Financial        12
                 Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                        17
        Item 2.  Changes in Securities                                    18
        Item 3.  Defaults Upon Senior Securities                          18
        Item 4.  Submission of Matters to a Vote of Security Holders      18
        Item 5.  Other Information                                        20
        Item 6.  Exhibits and Reports on Form 8-K                         20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,   JUNE 30,
                                                                  1996          1996
                                                                --------      --------
                                                              (UNAUDITED)    (RESTATED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................     $  1,911      $  6,182
     Available-for-sale securities ........................         --           4,932

     Trade accounts receivable ............................        7,340        11,635
          Less allowances .................................         (533)         (375)
                                                                --------      --------
                                                                   6,807        11,260

     Accounts receivable from affiliates ..................        4,706          --
     Recoverable income taxes .............................        7,356         3,142
     Inventories ..........................................       11,322         8,248
     Current portion of notes receivable ..................         --           1,809
     Notes receivable from affiliate ......................          249          --
     Other current assets .................................        1,345         1,444
                                                                --------      --------
Total current assets ......................................       33,696        37,017

Equipment and leasehold improvements ......................        3,858         2,609
     Less accumulated depreciation and amortization .......         (967)         (576)
                                                                --------      --------
                                                                   2,891         2,033
Investments ...............................................        5,711         1,783
Notes receivable from affiliate ...........................          253          --
Other assets ..............................................           65           299
Investment in affiliate ...................................       15,575          --
                                                                --------      --------
Total assets ..............................................     $ 58,191      $ 41,132
                                                                --------      --------
                                                                --------      --------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit notes ...............................     $ 12,681      $  4,684
     Obligations under capital leases .....................          406           336
     Accounts payable and accrued expenses ................        8,174         3,836
                                                                --------      --------
Total current liabilities .................................       21,261         8,856
Long-term obligations under capital leases ................          320           367
Contingencies (Note 10)
Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000 shares
     Authorized, none issued ..............................         --            --
Common Stock, $.01 par value; 50,000,000 shares authorized,
  17,731,378 issued and outstanding at December 31, 1996;
  16,632,000 issued and outstanding at June 31, 1996 ......          177           165
Additional paid-in capital ................................       63,622        42,712
Accumulated deficit .......................................      (27,189)      (10,968)
                                                                --------      --------
Total stockholders' equity ................................       36,610        31,909
                                                                --------      --------
Total liabilities and stockholders' equity ................     $ 58,191      $ 41,132
                                                                --------      --------
                                                                --------      --------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                               1996          1995          1996          1995
                                             --------      --------      --------      --------
                                                          (RESTATED)                  (RESTATED)
Sales ..................................     $  7,216      $  6,934      $ 17,370      $ 12,969
Costs and expenses:
     Cost of goods sold ................        6,776         7,187        15,582        13,104
     Engineering costs .................          439           457           783           691
     Selling, general and administrative
        expenses .......................        3,794           879         5,194         1,177
     Loss on investment activities .....        9,356          --          11,815          --
     Net interest (income)/expense .....          263            93           181           140
                                             --------      --------      --------      --------
          Total costs and expenses .....       20,628         8,616        33,555        15,112
                                             --------      --------      --------      --------
Loss before equity in earnings/(loss) of
     affiliate .........................      (13,412)       (1,682)      (16,185)       (2,143)
Equity in earnings/(loss) of affiliate .          (82)         --             (36)         --
                                             --------      --------      --------      --------
          Net loss .....................     $(13,494)       (1,682)     $(16,221)       (2,143)
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------
Net loss per share .....................     $   (.77)     $   (.12)     $   (.94)     $   (.16)
Weighted average shares outstanding ....       17,427        13,696        17,183        13,717


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                              ------------------------------------
                                                              DECEMBER 31, 1996  DECEMBER 31, 1995
                                                              -----------------  -----------------
                                                                                    (RESTATED)
Cash flows from operating activities:
     Net loss ...............................................     $(16,221)        $ (2,143)
     Adjustments to reconcile net loss to net cash from
     (used in) operating activities:
     Depreciation and amortization ..........................          746              210
     Equity in earnings of affiliate ........................          (82)            --
     Provision for loss on accounts receivable ..............          158              305
     Provision for loss on investments ......................       13,947             --
     Other non-cash items ...................................           34             --
     Change in operating assets and liabilities:
          Accounts receivable ...............................        4,295           (3,658)
          Accounts receivable from affiliate ................       (4,706)            --
          Inventories .......................................       (3,074)          (5,262)
          Notes receivable ..................................        1,560              510
          Recoverable income taxes ..........................       (4,214)            (387)
          Other assets ......................................          146             (655)
          Accounts payable and accrued expenses .............        4,338             --
                                                                  --------         --------
          Net cash from (used in) operating activities ......       (3,073)         (11,080)
Cash flows from investing activities:
     Capital expenditures ...................................       (1,368)          (1,007)
     Purchase of available-for-sale securities ..............      (27,250)            --
     Proceeds from sale of available-for-sale securities ....       32,183             --
     Purchase of investments ................................       (8,154)            (360)
     Investment in affiliates ...............................      (10,903)            --
                                                                  --------         --------
          Net cash used in investing activities .............      (15,492)          (1,367)
Cash flows from financing activities:
     Net borrowings under line of credit ....................        7,997            6,125
     Payments on equipment lease financing ..................           23             (106)
     Borrowings from sales and leaseback of
          Equipment .........................................         --                702
     Proceeds from exercise of stock options ................        3,497              545
     Proceeds from exercise of warrants .....................          508            5,001
     Net proceeds from public offerings of
          Common Stock ......................................           15             --
     Proceeds from certain related party transactions .......        2,254            1,047
                                                                  --------         --------
          Net cash provided by (used in) financing
              activities ....................................       14,294           13,314
                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents ........       (4,271)             867
Cash and cash equivalents at beginning of period ............        6,182              970
                                                                  --------         --------
Cash and cash equivalents at end of period ..................     $  1,911         $  1,837
                                                                  --------         --------
                                                                  --------         --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

     BASIS OF PRESENTATION

     The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Due to the significance of the Company's investment in the investee's capitalization and on the basis of the complementary nature of the Company's products and related development plans, the Company is accounting for its 12% investment in ViA, Inc. using the equity method. See Note 11. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to fiscal 1998 presentation.

     The Company's investment in Century Electronics Manufacturing, Inc. ("Century"), of which the Company had a 67% ownership position at December 31, 1996, has been accounted for using the equity method. The Company had a plan of disposition of a portion of the investment in place prior to the end of fiscal 1997 on March 31, 1997, and the transaction closed on June 30, 1997. Accordingly, the equity method was used in preparing the Company's financial statements for the nine-month fiscal period ended March 31, 1997. In connection with the restatements of the Company's financial statements, as more fully described in Note 2, the use of the equity method for the investment in Century has been retroactively applied. See Notes 6 and 11.

     The Company is a defendant in certain litigation, as more fully described in Note 10 hereof.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the fiscal period ended March 31, 1997, the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1998.

     CHANGE IN FISCAL YEAR

     On March 24, 1997, the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. All references to fiscal 1998 in the accompanying financial statements relate to the year ended March 31, 1998. References to fiscal 1997 relate to the nine months ended March 31, 1997. References to fiscal 1996, 1995 and 1994 relate to the respective years ended June 30.

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     On February 11, 1997 the Company announced that it had commenced a special investigation into certain apparent financial and management irregularities and that its previously published financial statements and related financial disclosures could no longer be relied upon. On June 12, 1997, the Company announced the completion of the financial review associated with the special investigation, including condensed restated financial information, as well as the financial results for the periods ended March 31,

1997. The Company had previously changed its fiscal year end to March 31, in order to accelerate the receipt of certain tax refunds and in order to complete audited financial statements for the entire periods under review as quickly as possible. The accompanying financial statements for the three and six months ended December 31, 1995 give effect to adjustments arising from the financial review.

     The following table sets forth the effects of these adjustments on the Company's financial position at September 30, 1995 and results of operations for the three and six months ended September 30, 1995 (in thousands except per share data):


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                        DECEMBER 31, 1995   DECEMBER 31, 1995
                                       ------------------   -----------------
          Sales:
               As previously reported      $  8,478            $ 14,860
               As adjusted ...........        6,934              12,969
          Cost of goods sold:
               As previously reported         5,295               9,303
               As adjusted ...........        7,187              13,104
          Net income (loss):
               As previously reported           996               1,655
               As adjusted ...........       (1,682)             (2,143)
          Net income (loss) per share:
               As previously reported           .07                 .12
               As adjusted ...........         (.12)               (.16)


                                                AS OF DECEMBER 31,
                                                ------------------
                                                     1995
                                                     ----
               Total assets:
                    As previously reported         $31,496
                    As adjusted ..........         $20,721
               Total stockholders' equity:
                    As previously reported         $19,646
                    As adjusted ..........         $ 8,717


The following table sets forth the summary of restatement adjustments (in thousands):


                                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                 DECEMBER 31, 1995  DECEMBER 31, 1995
                                                                ------------------  -----------------
     Reversal of invalid sales transactions.....................    $ (1,525)          $(1,866)
     Additional accounts receivable adjustments ................         (19)              (25)
                                                                    --------           -------
     Total adjustments to sales ................................      (1,544)           (1,891)
     Corrections to inventory pricing and physical counts ......      (1,300)           (2,794)
     Additional provisions for inventory obsolescence ..........        (338)             (675)
     Reversal of certain additions to capital equipment,
     net of related depreciation, which were not bona fide .....        (254)             (229)
     Other adjustments, net ....................................         123               734
     Reversal of provisions for income taxes ...................         635             1,057
                                                                    --------           -------
     Total adjustments to net income (loss).....................    $ (2,678)          $(3,798)
                                                                    --------           -------
                                                                    --------           -------


3.   CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three and six months ended December 31, 1996, three customers accounted for approximately 49% and 60% of the Company's sales, respectively. At December 31, 1996, these customers accounted for approximately $4.5 million, or 66% of the Company's net accounts receivable balance.

     For the three and six months ended December 31, 1995, one customer accounted for approximately 22% and 18% of the Company's sales, respectively. At December 31, 1995, this customer accounted for approximately $1.1 million, or 18% of the Company's net accounts receivable balance.

     Approximately 12% and 16% of the Company's sales for the three months ended December 31, 1996 and 1995, respectively, and approximately 8% and 16% of the Company's sales for the six months ended December 31, 1996 and 1995, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

4.   EARNINGS PER SHARE

     Primary earnings per share data are based on outstanding Common Stock and Common Stock assumed to be outstanding to reflect the dilutive effects of stock options and warrants using the treasury stock method. Since all periods presented in these financial statements reflect losses, such common stock equivalents have been excluded, as they are anti-dilutive.

5.   INVENTORIES

     Inventories consisted of (in thousands):


                                                       DECEMBER 31,   JUNE 30,
                                                          1996         1996
                                                        -------       -------
     Raw material, primarily electronic components ..   $ 4,868       $ 4,967
     Work in process ................................     1,678           882
     Finished goods .................................     4,756         2,399
                                                        -------       -------
                                                        $11,322       $ 8,248
                                                        -------       -------
                                                        -------       -------


     The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

     The Company included in its December 31, 1996 inventory balances $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer's purchase order. The customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. See
Note 11.

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

     On November 5, 1996, Century purchased Triax Technology Group Limited ("Triax"), a provider of contract manufacturing services located in the United Kingdom for approximately $4.2 million in cash and approximately 2.2 million shares of common stock of Century. The Company also contributed 25,000 shares of Centennial Common Stock as a finder's fee. At the conclusion of the Triax transaction, Triax and DCI were wholly-owned subsidiaries of Century, and Centennial owned approximately 67% of Century. See Notes 2 and 11.

7.   OTHER INVESTMENTS

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

8.   DEBT

     The Company had a revolving line of credit agreement with a bank that limited borrowings to a percentage of receivables and inventories and contains certain covenants relating to the Company's net worth and indebtedness, among others. This credit agreement was collateralized by substantially all the assets of the Company. At December 31, 1996 and June 30, 1996, the Company had outstanding borrowings under this revolving line of credit agreement of $12.7 million and $4.7 million, respectively. See Note 11.

9.   RELATED PARTY TRANSACTIONS

     During fiscal 1997, 1996, 1995 and 1994, the Company rendered invoices for non-existent products to certain businesses which appear to have been under the control or influence of Centennial's former Chief Executive Officer. These sale transactions have been reversed in connection with the restatement of the Company's financial statements. See Note 2. In certain instances, these invoices were paid with funds that appear to have originated from the former Chief Executive Officer. The proceeds to the Company related to these transactions, which proceeds amounted to $1,592,000 and $2,254,000 for the three and six months periods ended December 31, 1996 and $1,162,700 and $1,354,080 for the three and six months periods ended December 31, 1995, respectively, have been reflected in the accompanying financial statements as additional paid-in capital.

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

     As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing the cash portion of the Settlement Agreement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company distributed 2,050,321 shares of the common stock component of the Settlement Agreement during the second quarter of fiscal 1999, and expects to satisfy its remaining obligations to distribute 4,784,083 shares of Common Stock by the end of fiscal 1999.

     A significant number of class members opted not to participate in the Settlement Agreement. No assurance can be given that claims by class members who declined to participate in the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 13, 1998, the Company reached an agreement to settle the WebSecure Securities Litigation. The settlement agreement contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. The settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the Court will approve the settlement agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

11.  SUBSEQUENT EVENTS

     Significant events have transpired since the time periods covered in this Quarterly Report on Form 10-Q, which are described in filings for subsequent periods in Annual Reports on Form 10-K and Form 10-K/A and Quarterly Reports on Form 10-Q and Form 10-Q/A, including but not limited to the events listed below.

     NEW FINANCING AGREEMENTS. Since December 31, 1996, the Company has refinanced its credit facilities on two occasions, as described in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 1997, filed with the Commission on May 8, 1998, and the Company's Quarterly Report on Form 10-Q for the period ended December 26, 1998, filed with the Commission on February 8, 1999.

     WRITE-OFF OF INVESTMENTS IN DEVELOPMENT STAGE COMPANIES. After December 31, 1996, management decided to focus its financial resources on its core business, and to suspend new investment activities in development stage companies. The Company fully reserved the carrying value of its investments in these development stage companies during fiscal 1997 and 1998, as described in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 1997, filed with the Commission on May 8, 1998.

     SALE OF INTEREST IN CENTURY ELECTRONICS MANUFACTURING, INC. After December 31, 1996, the Company and Century entered into several transactions pursuant to which, among other things, Century agreed to redeem the Company's investment in Century and the Company agreed to contribute to Century its interest in the Thailand joint venture, as described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1998, filed with the Commission on February 8, 1999.

     CUSTOM INVENTORY. After December 31, 1996, the Company filed suit against a customer regarding inventory specifically purchased and manufactured pursuant to a purchase order from the customer (the "Custom Inventory"). The Company fully reserved the cost of the Custom Inventory of approximately $1.8 million during fiscal 1998, as described in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 1997, filed with the Commission on May 8, 1998. During fiscal 1999, the Company was successful in selling for approximately $1.0 million a portion of the Custom Inventory, as described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1998, filed with the Commission on February 8, 1999.

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions contained in this document include forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K/A for the fiscal period ended March 31, 1997, the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1998 under the heading "Risk Factors." These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Sales. Sales increased 4% to approximately $7.2 million in the 1996 period compared to $6.9 million in the 1995 period, due to increased demand in the PC card marketplace.

     Sales to a major customer represented 36% of sales in the 1996 period, compared to no sales to that customer in the 1995 period. Another significant customer represented 11% of total sales in the 1996 period and 3% of total sales in the 1995 period. If any of the Company's major customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Sales outside of the United States represented 12% of sales in the 1996 period compared to 16% of sales in the 1995 period.

     Costs of Goods Sold. Cost of goods sold decreased 6% to $6.8 million for the 1996 period compared to $7.2 million for the 1995 period. Gross margins were 6% for the 1996 period compared to (4)% for the 1995 period.

     Engineering Costs. Engineering costs were $439,000 in the 1996 period versus $457,000 in the 1995 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.7 million in the 1996 period compared to $879,000 in the comparable 1995 period due primarily to increases in legal, accounting, and professional consulting expenses and increases in bad debt and notes receivable reserves.

     Net Interest Expense. Net interest expense was $263,000 in the 1996 period compared to $93,000 in the 1995 period. The increase in interest expense was primarily due to increased borrowings.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the three months ended December 31, 1996 (in thousands):


                                                                        THREE MONTHS ENDED
                                                                         DECEMBER 31, 1996
                                                                         -----------------
     Costs incurred in connection with ITP/Fleet.Net (See Note 7) ....       $1,497
     Loss on investment in Infos International .......................        5,343
     Loss on investment in Industrial Imaging Corporation ............        2,053
     Losses on other investments .....................................          463
                                                                             ------
     TOTAL ...........................................................       $9,356
                                                                             ------
                                                                             ------


SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Sales. Sales increased 34% to approximately $17.4 million in the 1996 period compared to $13.0 million in the 1995 period, due to increased demand in the PC card marketplace.

     Sales to a major customer represented 18% of sales in the 1996 period, compared to no sales to that customer in the 1995 period. Another significant customer represented 37% of total sales in the 1996 period, compared to no sales to that customer in the 1995 period. A third customer represented 14% of total sales in the 1996 period, compared to no sales to that customer in the 1995 period. If any of the Company's major customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

     Sales outside of the United States represented 8% of sales in the 1996 period compared to 16% of sales in the 1995 period.

     Costs of Goods Sold. Cost of goods sold increased 19% to $15.6 million for the 1996 period compared to $13.1 million for the 1995 period. Gross margins were 10% for the 1996 period compared to 0% for the 1995 period.

     Engineering Costs. Engineering costs were $783,000 in the 1996 period versus $691,000 in the 1995 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.2 million in the 1996 period compared to $1.2 million in the comparable 1995 period due primarily to increases in legal, accounting, and professional consulting expenses and increases in bad debt and notes receivable reserves.

     Net Interest Expense. Net interest expense was $181,000 in the 1996 period compared to $140,000 in the 1995 period. The increase in interest expense was primarily due to increased borrowings.

     Loss on Investment Activities. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses associated with certain investments. The following table describes the elements and the amounts reflected in this category for the six months ended December 31, 1996 (in thousands):


                                                                         SIX MONTHS ENDED
                                                                         DECEMBER 31, 1996
                                                                         -----------------
     Costs incurred in connection with ITP/Fleet.Net (See Note 7) ....       $ 2,356
     Loss on investment in Infos International .......................         6,843
     Loss on investment in Industrial Imaging Corporation ............         2,053
     Losses on other investments .....................................           563
                                                                             -------
     TOTAL ...........................................................       $11,815
                                                                             -------
                                                                             -------

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions and others.

OPERATING ACTIVITIES

     At December 31, 1996, working capital decreased to approximately $12.4 million, compared to $28.2 million at June 30, 1996, due principally to operating losses. In the 1996 period the Company experienced cash flow used in operations of approximately $3.1 million, compared to cash flow used in operations of $11.1 million for the comparable period in 1995. Days of sales outstanding in accounts receivable amounted to 85 days at December 31, 1996 compared to 87 days at June 30, 1996. The Company's inventories represent approximately 22 weeks of manufacturing output at December 31, 1996, compared to 12 weeks at June 30, 1996. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels.

     As a result of the adjustments made to the Company's financial statements in connection with its financial review, previous provisions for income taxes have been reversed and the associated payments of approximately $7.4 million and $3.1 million are classified as recoverable income taxes at December 31, 1996 and June 30, 1996, respectively.

INVESTING TRANSACTIONS

     Net capital expenditures amounted to $1.4 million in the 1996 period and $1.0 million in the 1995 period. As of December 31, 1996, the Company had remaining obligations of $726,000 on equipment financing leases, which later became in default due to cross-default provisions between a master lease agreement and a revolving credit agreement to which the Company is a party, both of which are with the same bank lender. The Company repaid these leases using proceeds from its term loan facility with Congress Financial.

     The Company had no commitments for future capital equipment expenditures as of December 31, 1996. Included in accounts payable and accrued expenses are invoices for capital equipment amounting to $453,000. The Company financed these expenditures, in part, through a new term loan and a new capital acquisition facility.

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

     On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. Allowable borrowings were based on accounts receivable and the cost of equipment, were secured by substantially all of the Company's assets, and were based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities.

     On November 24, 1998, the Company terminated its credit agreement with Congress Financial and entered into a new credit agreement with Fleet National Bank ("Fleet") for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets, and are based on certain limitations and covenants.

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

     During the second quarter of fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. During the third quarter of fiscal 1999, Century agreed to redeem the Company's remaining interest in Century for $1.7 million. The Company expects to complete this transaction in February 1999.

CONTINGENCIES

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Part II, Item 1 -- Legal Proceedings." The Company has been granted final approval of its proposed settlement of the Consolidated Litigation, has entered an agreement to settle the WebSecure Securities Litigation, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Part II,
Item 1 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company distributed 2,050,321 shares of the common stock component of the Settlement Agreement during the second quarter of fiscal 1999, and expects to satisfy its remaining obligation to distribute 4,784,083 shares of Common Stock by the end of fiscal 1999.

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

RISK FACTORS

     From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual future results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the Commission on June 29, 1998 under the heading "Risk Factors," and in particular the factors described below.

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

     Dependence on Major Customers; Concentration of Credit Risk. Bay Networks, Inc. and a subsidiary of Philips Electronics, N.V. accounted for approximately 37% and 14%, respectively, of the Company's sales for the six month period ended December 31, 1996, compared to no sales to these customers for the six months ended December 31, 1995. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's sales to Philips were in connection with Philips' sales of screen phones to a single customer. The Company fulfilled all purchase orders with Philips, and the Company received no additional orders from Philips pursuant to the screen phone program. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

     On November 13, 1998, the Company reached an agreement to settle the WebSecure Securities Litigation. The settlement agreement contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 345,000 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. The settlement agreement must be submitted to the Court for review and approval and, thereafter, presented to class members for consideration. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the Court will approve the settlement agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.


ITEM 2. CHANGES IN SECURITIES NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 6, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on several proposals. Of the 8,521,270 shares of the Company's Common Stock entitled to be voted at the Annual Meeting, a total of 7,033,147 were represented by person or by proxy, or approximately 83% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

     The following proposals were adopted, with the exception of proposal number 3 which did not receive a vote of at least two-thirds of the issued and outstanding shares required to pass that resolution, with the vote totals as follows:

Proposal 1: To elect seven (7) Directors of the Company for the ensuing year, the nominees being:

                                  Emanuel Pinez
                                John J. McDonald
                                 James M. Murphy
                                 John J. Shields
                                J.P. Luc Beaubien
                                William M. Kinch
                                 William J. Shea


                                        VOTES FOR            VOTES WITHHELD
                                        ---------            --------------
         Emanuel Pinez                  6,985,948                47,199
         John J. McDonald               6,981,248                51,899
         James M. Murphy                6,985,948                47,199
         John J. Shields                6,984,902                48,245
         J.P. Luc Beaubien              6,985,948                47,199
         William M. Kinch               6,985,706                47,441
         William J. Shea                6,985,798                47,349


Proposal 2: To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 50,000,000 shares.


          Votes For           Votes Against             Abstentions
          ---------           -------------             -----------
          6,595,830           423,259                   14,058

Proposal 3: To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 1,000,000 shares to 2,000,000 shares.


          Votes For           Votes Against             Abstentions
          ---------           -------------             -----------
          4,017,766           278,184                   16,961


Proposal 4: To approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 750,000 shares to 1,500,000 shares.


          Votes For           Votes Against             Abstentions
          ---------           -------------             -----------
          3,905,755           432,441                   20,028

Proposal 5: To approve an amendment to the Company's 1994 Formula Stock Option Plan to increase the exercise price of options granted under the plan to a non-employee Director upon his/her first election as a Director from 85% of the fair market value of the shares of Common Stock on the date of grant to 100% of the fair market value of the shares of Common Stock on the date of grant.


          Votes For           Votes Against             Abstentions
          ---------           -------------             -----------
          6,087,651           49,852                           20,974


Proposal 6: To ratify the appointment of Coopers & Lybrand L.L.P. as the independent accountants for the Company for the fiscal year ending June 30, 1997.

          Votes For           Votes Against             Abstentions
          ---------           -------------             -----------
          7,016,776           5,098                            11,273



ITEM 5. OTHER INFORMATION NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

 3.1 - Certificate of Incorporation                                    (1)

 3.2 - Shareholder Voting Agreement between Centennial
        Technologies, Inc. and the Shareholders who are a party
        thereto, dated November 27, 1996                               (2)

10.1 - Investment and Stockholders Agreement by and between
        Centennial Technologies, Inc. and ViA, Inc., dated
        November 27, 1996                                              (2)

  27 - Financial Data Schedule                                        Filed
                                                                     Herewith

(1) Incorporated by reference to the similarly described exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998, filed with the Commission on November 6, 1998.

(2) Incorporated by reference to the similarly described exhibit to the Company's Annual Report on Form 10-K/A for the fiscal period ended March 31, 1997, filed with the Commission on April 28, 1998.

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 1996:

1. Report on Form 8-K dated October 17, 1996, filed with the Commission on October 17, 1996, regarding the purchase of shares of Infos International, Inc.;

2. Report on Form 8-K dated November 20, 1996, filed with the Commission on November 20, 1996, regarding the acquisition by a majority-owned subsidiary of the Company of all of the outstanding capital stock of TRIAX Technology Group, Ltd.; and

3. Report on Form 8-K dated November 26, 1996, filed with the Commission on November 26, 1996, amending the Report on Form 8-K filed on October 17, 1996.

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        CENTENNIAL TECHNOLOGIES, INC.


Dated:  February 8, 1999                BY: /S/ L. MICHAEL HONE
        -------------------------       -------------------------------
                                               L. Michael Hone
                                        President and Chief Executive Officer


Dated:  February 8, 1999                BY: /S/ DONALD R. PECK
        -------------------------       -------------------------------
                                                Donald R. Peck
                                        Secretary, Treasurer and General Counsel