Form 10-Q
period 1998-12-26
CENTENNIAL TECHNOLOGIES INC
filed 1999-02-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


(MARK ONE)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
__________        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  DECEMBER 26, 1998



__________        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  _________ TO __________.


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



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        As of January 29, 1999, there were 20,546,683 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the Registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                   PAGE NUMBER
                                                                                   -----------


PART I. FINANCIAL INFORMATION (UNAUDITED)

     Item 1.   Financial Statements                                                     3

               Consolidated Balance Sheets at December 26, 1998 and March 31,           3
               1998

               Consolidated Statements of Operations for three and nine                 4
               months ended December 26, 1998 and December 27, 1997

               Consolidated Statements of Cash Flows for nine months                    5
               ended December 26, 1998 and December 27, 1997

               Notes to Consolidated Financial Statements                               6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     11


PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                      22
      Item 2.   Changes in Securities and Use of Proceeds                              22
      Item 3.   Defaults Upon Senior Securities                                        23
      Item 4.   Submission of Matters to a Vote of Security Holders                    23
      Item 5.   Other Information                                                      23
      Item 6.   Exhibits and Reports on Form 8-K                                       23


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                             DECEMBER 26,     MARCH 31,
                                                                                                 1998           1998
                                                                                                 ----           ----
                                                                                             (UNAUDITED)
                                               ASSETS
            Current assets:
                 Cash and cash equivalents.............................................    $    8,686        $   5,358

                 Trade accounts receivable.............................................         4,059            3,677
                      Less allowances..................................................          (856)            (868)
                                                                                           ----------        ---------
                                                                                                3,203            2,809
                 Recoverable income taxes..............................................           337              337
                 Inventories...........................................................         2,204            2,309
                 Other current assets..................................................           172              684
                                                                                           ----------        ---------
            Total current assets.......................................................        14,602           11,497

            Equipment and leasehold improvements.......................................         3,630            3,973
                 Less accumulated depreciation and amortization........................        (1,298)          (1,242)
                                                                                           -----------       ----------
                                                                                                2,332            2,731
            Other assets...............................................................           388              417
            Investment in former affiliate.............................................         1,700            2,433
                                                                                           ----------        ---------
            Total assets...............................................................    $   19,022        $  17,078
                                                                                           ----------        ---------
                                                                                           ----------        ---------
                                LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
                 Obligations under capital leases......................................    $       54        $      70
                 Accounts payable and accrued expenses.................................         8,199            8,070
                                                                                           ----------        ---------
            Total current liabilities..................................................         8,253            8,140

            Long-term obligations under capital leases.................................            --               36
            Contingencies (Note 8)
            Stockholders' equity:
                 Preferred Stock, $.01 par value; 1,000,000 shares
                 authorized, none issued...............................................            --               --
                 Common Stock, $.01 par value; 50,000,000 shares authorized,
                 20,549,000 issued and outstanding at December 26, 1998 and
                 18,499,000 issued and outstanding at March 31, 1998...................           205              185
                 Additional paid-in capital............................................        84,200           84,220
                 Foreign currency translation adjustment...............................            (6)              --
                 Accumulated deficit...................................................       (73,630)         (75,503)
                                                                                           -----------       ----------

            Total stockholders' equity.................................................        10,769            8,902
                                                                                           ----------        ---------
            Total liabilities and stockholders' equity.................................    $   19,022        $  17,078
                                                                                           ----------        ---------
                                                                                           ----------        ---------

The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               --------------------------  ---------------------------
                                                               DECEMBER 26,  DECEMBER 27,  DECEMBER 26,   DECEMBER 27,
                                                                   1998         1997          1998           1997
                                                               ------------  ------------  ------------  -------------

Net sales .................................................     $  7,568     $  7,567      $ 19,954      $ 21,041

Cost of goods sold ........................................        4,978        5,362        13,809        17,866
                                                                --------      --------      --------      --------
     Gross profit .........................................        2,590        2,205         6,145         3,175

Operating expenses:
   Engineering, research and development costs ............          205          249           574           683
   Selling, general and administrative expenses ...........        1,808        1,725         4,706         6,185
                                                                --------      --------      --------      --------
      Operating income/(loss) .............................          577          231           865        (3,693)

Provision for loss on inventory subject to customer dispute         --           --            --           1,841
Proceeds from resolution of customer dispute ..............         --           --          (1,600)          --
Loss on investment activities .............................         --          5,156           733        14,065
Other expenses, net .......................................           83         --              83           855
Net interest (income)/expense ............................           (79)         (51)         (224)           96
                                                                --------      --------      --------      --------

   Income/(loss) before equity in earnings of affiliate ...          573       (4,874)        1,873       (20,550)

Equity in earnings of former affiliate ....................         --           --            --             423
                                                                --------      --------      --------      --------
      Net income/(loss) ...................................     $    573     $ (4,874)     $  1,873      $(20,127)
                                                                --------      --------      --------      --------
                                                                --------      --------      --------      --------

Net income/(loss) per share - basic .......................     $    .03     $   (.26)     $    .10      $  (1.09)
Net income/(loss) per share - diluted .....................     $    .03     $   (.26)     $    .09      $  (1.09)
Weighted average shares outstanding - basic ...............       20,549       18,513        19,707        18,446
Weighted average shares outstanding - diluted .............       20,607       18,513        19,837        18,446

The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                           -------------------------------
                                                                                           DECEMBER 26,       DECEMBER 27,
                                                                                               1998                1997
                                                                                           ------------       ------------
Cash flows from operating activities:
  Net income/(loss)..............................................................          $  1,873            $ (20,127)
  Adjustments to reconcile net income/(loss) to net cash from operating activities:
  Depreciation and amortization..................................................               782                  665
  Loss on disposal of capital equipment..........................................                85                   --
  Equity in earnings of former affiliate.........................................                --                 (423)
  Provision for loss on accounts receivable......................................               130                  310
  Provision for loss on investments..............................................               733               12,161
  Change in operating assets and liabilities:
    Accounts receivable..........................................................              (524)               1,317
    Inventories..................................................................               105                4,935
    Notes receivable from former affiliate.......................................                --                4,129
    Recoverable income taxes.....................................................                --                7,019
    Other assets.................................................................               541                   (5)
    Accounts payable and accrued expenses........................................               129               (3,236)
                                                                                           --------            ---------
    Net cash provided by operating activities....................................             3,854                6,745

Cash flows from investing activities:
  Capital expenditures...........................................................              (500)                (848)
  Disposal of capital equipment..................................................                32                  607
  Advances from affiliate (net)..................................................                --                1,017
                                                                                           --------            ---------
    Net cash provided by/(used in) investing activities..........................              (468)                 776

Cash flows from financing activities:
  Net borrowings under line of credit............................................                --               (7,941)
  Borrowings from term loans.....................................................                --                  938
  Payments on term loans.........................................................                --                 (167)
  Payments on capital leases.....................................................               (52)                (549)
  Proceeds from exercise of stock options........................................                --                  209
  Foreign currency translation adjustment........................................                (6)                  77
                                                                                           ----------          ---------
    Net cash used in financing activities........................................               (58)              (7,433)
                                                                                           ----------          ---------
Net increase in cash and cash equivalents........................................             3,328                   88
Cash and cash equivalents at beginning of period.................................             5,358                   57
                                                                                           --------            ---------
Cash and cash equivalents at end of period.......................................          $  8,686            $     145
                                                                                           --------            ---------
                                                                                           --------            ---------

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

    The Company's fiscal year begins on April 1. Each fiscal quarter ends on the Saturday of the thirteenth week following the beginning of the quarter, except for the fourth quarter, which ends on March 31.

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

    For the three and nine months ended December 26, 1998, two customers accounted for approximately 28% and 27% of the Company's sales, respectively. At December 26, 1998, these customers accounted for approximately $1.2 million, or 39% of the Company's net accounts receivable balance.

    For the three and nine months ended December 27, 1997, two customers accounted for approximately 39% and 32% of the Company's sales, respectively. At December 27, 1997, these customers accounted for approximately $1.7 million, or 42% of the Company's net accounts receivable balance.

    Approximately 14% and 16% of the Company's sales for the three months ended December 26, 1998 and December 27, 1997, respectively, and approximately 12% of the Company's sales for each of the nine months ended December 26, 1998 and December 27, 1997, respectively, were outside the United States, primarily in several Western European countries. No one area comprised more than 10% of the Company's sales.

3.  INVENTORIES

    Inventories consisted of (in thousands):


                                                                 DECEMBER 26,     MARCH 31,
                                                                      1998          1998
                                                                 ------------   ------------
       Raw material, primarily electronic components.......          $  1,307     $  1,239
       Work in process.....................................               421          620
       Finished goods......................................               476          450
                                                                    ---------     --------

                                                                     $  2,204     $  2,309
                                                                    ---------     ---------
                                                                    ---------     ---------

    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"). The customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment and the right to retain and sell the Custom Inventory at issue. The Company sold portions of the Custom Inventory during the three months and the nine months ended December 26, 1998 for approximately $0.5 million and $1.0 million, respectively, which has been included in net sales. At December 26, 1998, the costs related to the Custom Inventory still on hand remained fully reserved.

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

    At December 26, 1998 and March 31, 1998, the Company had no outstanding borrowings under either of these credit agreements.

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

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                   --------------------------  --------------------------
                                   DECEMBER 26,  DECEMBER 27,   DECEMBER 26,  DECEMBER 27,
                                       1998          1997           1998         1997
                                   ------------  ------------  ------------  ------------
BASIC EARNINGS PER SHARE

Numerator
   Net income/(loss)                  $    573     $ (4,874)    $  1,873      $(20,127)
Denominator
   Weighted average common
      shares outstanding                20,549       18,513       19,707        18,446
                                      --------      --------     --------      --------
Basic earnings (loss) per share       $   0.03     $  (0.26)    $   0.10      $  (1.09)
                                      --------      --------     --------      --------
                                      --------      --------     --------      --------
DILUTED EARNINGS PER SHARE
Numerator
   Net income/(loss)                  $    573     $ (4,874)    $  1,873      $(20,127)
Denominator
   Weighted average common
       shares outstanding               20,549       18,513       19,707        18,446
Effective of dilutive securities:
   Employee stock options                   58         --            130          --
                                     --------      --------     --------       --------
   Denominator for diluted
       earnings per share               20,607       18,513       19,837        18,446
                                     --------      --------     --------       --------

Diluted earnings (loss) per share     $   0.03     $  (0.26)    $   0.09      $  (1.09)
                                      --------     ---------    --------      ---------
                                      --------     ---------    --------      ---------

     Options to purchase 2,885,000 shares of Common Stock on December 27, 1997 were excluded from the three and nine months ended calculations of diluted net income/(loss) per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS 128.

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

9.    COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. During the third quarter and first nine months of fiscal 1999, total comprehensive income was not materially different than net income.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      -------------------------------      --------------------------------
                                                      DECEMBER 26,       DECEMBER 27,       DECEMBER 26,       DECEMBER 27,
                                                          1998               1997              1998                 1997
                                                      ------------       ------------      ------------        ------------
Net sales.........................................          100.0%              100.0%            100.0%             100.0%

Cost of goods sold................................           65.8                70.9              69.2               84.9
                                                      -----------         -----------       -----------        -----------
   Gross profit...................................           34.2                29.1              30.8               15.1

Operating expenses:
  Engineering, research and development costs.....            2.7                 3.3               2.9                3.2
  Selling, general and administrative expenses....           23.9                22.8              23.6               29.4
                                                      -----------         -----------       -----------        -----------
     Operating income/(loss) .....................            7.6                 3.0               4.3              (17.5)

Provision for loss on inventory subject to
    customer dispute..............................             --                 --                 --                8.8
Proceeds from resolution of customer dispute......             --                 --               (8.0)                --
Loss on investment activities.....................             --                68.1               3.7               66.8
Other expenses, net...............................            1.0                 --                0.3                4.1
Net interest (income)/expense.....................           (1.0)               (0.7)             (1.1)               0.5
                                                      ------------        ------------      ------------       -----------

  Income/(loss) before equity in earnings
    of affiliate..................................            7.6               (64.4)              9.4              (97.7)
Equity in earnings of former affiliate............             --                  --                --                2.0
                                                      -----------         -----------       -----------        -----------

  Net income (loss)...............................            7.6%              (64.4)%             9.4%             (95.7)%
                                                      -----------         -----------       -----------        -----------
                                                      -----------         -----------       -----------        -----------

    NET SALES

    Net sales consist of sales of PC cards, embedded computer modules and specialty and standard memory products, less returns and discounts. Net sales for the third quarter of fiscal 1999 and fiscal 1998 were both $7.6 million. Net sales for the nine months ended December 26, 1998 decreased 5.2% to $20.0 million from $21.0 million for the same period of fiscal 1998. A portion of the decrease in net sales resulted from a decline in the cost of certain memory devices used in the production of the Company's products. Decreasing component costs led to a decrease in the average selling price of the Company's products between the periods, which was partially offset by an increase in the volume of PC cards sold to both new and existing customers. The Company expects that further decreases in component costs and reductions in the average selling price of its products will continue through fiscal 1999, and no assurances can be given that the Company will be successful in its efforts to offset this trend with increases in the volume of PC cards sold during the remainder of fiscal 1999.

    A significant customer represented 8% and 19% of total sales in the three and nine month periods ended December 26, 1998, respectively, and 29% of total sales in each of the same periods last year. During the third quarter of fiscal 1999, this customer engaged a contract manufacturer to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to this contract manufacturer represented 20% and 7% of total sales for the three and nine month periods ended December 26, 1998. The Company had no sales to this contract manufacturer during fiscal 1998. A third customer represented 6% and 4% of total sales for the three and nine month periods ended December 26, 1998, respectively, and 10% and 4% of total sales in each of the same periods last year. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales.

    Sales outside of the United States represented 14% and 12% of sales for the three and nine month periods ended December 26, 1998, compared to 16% and 12% of sales for the same periods in the previous year. The Company expects that sales outside the United States will continue to represent a percentage of the Company's sales consistent with that of these periods.

    COSTS OF GOODS SOLD

    Cost of goods sold decreased 7% to $5.0 million for the third quarter compared to $5.4 million for the same period in fiscal 1998, and decreased 23% to $13.8 million for the nine months ended December 26, 1998 compared to $17.9 million for the same period last year, primarily due to a decline in the cost of certain memory devices used in the Company's PC card products, which decline was partially offset by an increase in the unit volume of sales between periods. Gross margins were 34% and 31% for the three and nine month periods ended December 26, 1998, respectively, compared to 29% and 15% for the same periods last year. During both the second and third quarters of fiscal 1999, the Company sold portions of some customized inventory for approximately $0.5 million each quarter, the cost of which had been previously fully reserved due to a dispute with the customer for whom the customized cards were originally produced and who had attempted to cancel the order. Gross margins for the three and nine month periods ended December 26, 1998, excluding this sale of fully reserved inventory, were 30% and 27%, respectively. Costs of goods sold for the three and nine months ended December 27, 1997 include provisions for inventory obsolescence of $0.1 million and $0.9 million, respectively, representing 2% and 4% of sales in these periods, respectively. Cost of goods sold for the nine months ended December 27, 1997 was also negatively impacted by inventory revaluation adjustments of $0.9 million, or 4.3% of sales, primarily due to declining electronic component prices and changes in overhead absorption rates. During fiscal 1998, the Company instituted policies that have resulted in significantly decreasing the amount of inventory purchased in advance of receipt of customer orders. In addition, during fiscal 1998 the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and established on-site stores of raw materials consigned by several of the Company's major vendors. The Company also instituted several policies that have resulted in increased production efficiencies.

    ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

    Engineering, research and development costs were $205,000 and $574,000 for the three and nine month periods ended December 26, 1998, respectively, and $249,000 and $683,000 for the same periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $1.8 million and $4.7 million for the three and nine months periods ended December 26, 1998, respectively, and $1.7 million and $6.2 million for the same periods last year. Expenses related to professional consultants and audit fees have decreased significantly between periods as the Company completed its special investigation and hired new senior management. The Company also incurred significantly lower bad debt expenses compared to last year as the Company provided specific reserves in fiscal 1998 on the accounts of two of the Company's customers, both of which are no longer customers of the Company, and the Company continues to improve its credit extension policies. The Company incurred expenses during fiscal 1999 related to its new UK sales operations founded in January 1998 that were not experienced during the same period last year.

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

     During both the second and third quarters of fiscal 1999 and after the settlement agreement was reached, the Company sold portions of the Custom Inventory for approximately $0.5 million each quarter, which the Company has included in net sales for these periods.

    OTHER EXPENSES, NET

    During the third quarter of fiscal 1999, the Company incurred a loss on the disposal of certain equipment that had a net book value of approximately $83,000, which equipment was replaced.

     During the first quarter of fiscal 1998, the Company increased its accrual for Special Investigation Costs by $597,000 due to incremental costs. During the second quarter of fiscal 1998, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. That bank required the Company to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

    NET INTEREST INCOME/EXPENSE

    Net interest income was $79,000 and $224,000 for the three and nine month periods ended December 26, 1998 compared to net interest income/(expense) of $51,000 and ($96,000) for the same periods last year, reflecting cash available for investment in fiscal 1999 and outstanding borrowings during fiscal 1998.

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

    The following table describes the elements and the amounts reflected in this category during fiscal 1998 (in thousands):


                                                               THREE MONTHS        NINE MONTHS
                                                                  ENDED               ENDED
                                                               DECEMBER 27,        DECEMBER 27,
                                                                   1997               1997
                                                              ---------------     -------------
        Costs incurred in connection with ITP/Fleet.Net.....  $           50      $       3,869
        Loss on investment in former affiliate..............           5,142              5,142
        Loss on investment in ViA...........................              --              4,415
        Loss on other investments...........................             (36)               639
                                                              ---------------     -------------
        TOTAL...............................................  $        5,156      $      14,065
                                                              ---------------     -------------
                                                              ---------------     -------------

    EQUITY INTEREST IN EARNINGS OF AFFILIATE

    The equity interest in earnings of affiliate of $423,000 for the nine month periods ended December 27, 1997 reflects the Company's net interest in earnings of its former affiliate, Century Electronics Manufacturing, Inc.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operating activities primarily from public and private offerings of equity securities and loans from financial institutions.

FISCAL 1999 LIQUIDITY OUTLOOK

    The Company experienced significant losses from operations prior to fiscal 1999 and has taken measures to reduce those losses, including reducing various expenses and implementing new cost controls. The Company believes that its present cash balances, bank financing, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future.

OPERATING ACTIVITIES

    At December 26, 1998, working capital increased to approximately $6.3 million, compared to working capital of $3.4 million at March 31, 1998. The Company experienced cash flow provided by operations during the first nine months of fiscal 1999 of approximately $3.9 million, compared to cash flow provided by operations of approximately $6.7 million for the comparable period last year. Days of sales outstanding in accounts receivable amounted to 39 days at December 26, 1998 compared to 36 days at March 31, 1998. The Company's inventories represent approximately 6 weeks of manufacturing output at December 26, 1998, compared to 5 weeks at March 31, 1998.

INVESTING TRANSACTIONS

    Net capital expenditures amounted to $468,000 in the first nine months of fiscal 1999 and $241,000 in the same period last year. As of December 26, 1998, the Company had remaining obligations of $54,000 on equipment financing leases.

    As of December 26, 1998, the Company had commitments for future capital equipment expenditures in fiscal year 1999 of approximately $60,000.

FINANCING TRANSACTIONS

    On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At March 31, 1998, the Company had no outstanding borrowings under the Congress Financial credit agreement.

    On November 24, 1998, the Company terminated its credit agreement with Congress Financial and entered into a new credit agreement with Fleet National Bank ("Fleet") for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets, and are based on certain limitations and covenants. At December 26, 1998, the Company had no outstanding borrowings under the Fleet credit agreement.

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

    Losses in Prior Periods; Liquidity and Financing Risks.

    The Company has experienced significant losses from operations from fiscal 1994 through fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including the following:

      -  appointing a turnaround specialist   - hiring new senior management
      -  reducing various expenses            - implementing new cost controls.

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

    Dependence on Major Customers; Concentration of Credit Risk.

    Bay Networks, Inc. ("Bay"), which merged with and became a subsidiary of Northern Telecom during the second quarter of fiscal 1999, accounted for approximately 19% of the Company's sales for the nine months ended December 26, 1998. Bay accounted for 29% of the Company's sales for the nine months ended December 27, 1997. During the third quarter of fiscal 1999, Bay engaged a contract manufacturer to complete the final assembly of a majority of the network routers for which the Company has historically been supplying Bay with PC cards. The Company's sales of PC cards to this contract manufacturer to be used in Bay's network routers accounted for 7% of the Company's sales for the nine months ended December 26, 1998. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

    Declining Average Sales Prices.

    The Company has experienced, and expects to continue to experience, declining average sales prices for its products. The data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which will likely result in a further decline in average sales prices for the Company's products. The Company believes that it must continue to achieve manufacturing costs reductions, develop new products that incorporate customized features and increase its volume of PC card sales in order to offset the effect of these declining average sales prices. If the Company were not able to achieve such cost reductions, develop new customized products or increase its unit sales volumes, each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

    Fluctuations in Quarterly Results.

    The Company's results of operations may be subject to quarterly fluctuations due to a number of factors, including the following:

   -   timing of receipt and delivery of                 -  competitive pricing pressures
       significant orders for the Company's products     -  increases in raw material costs
   -   costs associated with the expansion of operations -  changes in customer and product mix
   -   production difficulties.                          -  quality of the Company's products
   -   write-downs or write-offs of investments          -  exchange rate fluctuations
       in other companies                                -  market  acceptance  of  new  or  enhanced versions
                                                            of the Company's products

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

    Fluctuations in Trading Price.

    The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, the following:

         -  quarter-to-quarter operating results          -  industry conditions
         -  awards of orders to the Company               -  new product or product development
             or its competitors                              announcements by the Company or its competitors
         -  changes in earnings estimates by analysts

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

     Need to Respond to Rapid Technological Change.

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

     Historical Single Product Concentration.

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

     Competition.

     Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Epson America, Inc., Intel Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including the following:

     -  product quality and performance                   -  order turnaround
     -  provision of competitive design capabilities      -  timely response to advances in technology
     -  adequate manufacturing capacity                   -  production efficiency
     -  timing of new product introductions by the        -  number and nature of the Company's competitors
         Company, its customers and its competitors           in a given market
     -  price                                             -  general market and economic conditions

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

     The Company has established a Year 2000 readiness team to assess the impact of the Year 2000 issue on the Company, and to coordinate testing and remediation activities. In general, the Company's products do not perform date related processing and are not materially affected by Year 2000 issues. Product testing has uncovered no Year 2000 problems, and investigation into product design, specifically firmware and microcode, has uncovered no design assumptions or application programming interfaces that would cause Year 2000 problems. The Company has also sample tested 100% of its manufacturing, testing and labeling equipment and uncovered no Year 2000 problems. The Company has not specifically tested software obtained from its customers that is incorporated into its products for such customers, which may in some cases involve date related processing, but the Company has sought assurances from all of its customers that provide the Company with software for incorporation into the Company's products that the software is Year 2000 compliant, as well as a disclaimer of liability and indemnification should any Year 2000 issues arise with regard to the customer's software. The Company will analyze the responses to these requests as they are received. There can be no assurance that the Company will be successful in obtaining from these customers such assurance or indemnification.

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

     The assessment and remediation of Year 2000 problems in tertiary business information systems is on-going. The Company believes that over 95% of its desktop PC hardware units are Year 2000 compliant. The majority of the software used on these systems and network servers is composed of recent versions of vendor supported, commercially available products that the Company believes are Year 2000 compliant. Upgrading these applications as respective vendors release Year 2000 compliant patches has not been a significant burden on the Company. The Company has also replaced and tested one operating system that was not and could not be modified to become year 2000 compliant. The cost for this new system was not material.

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

     During the third quarter of fiscal 1999, the Company initiated formal communications with its key suppliers and customers regarding their Year 2000 readiness status. The Company is in the process of analyzing the responses received from suppliers and customers and is following up with those who have not yet provided a formal response. The Company plans to complete this assessment phase by the end of fiscal 1999. While suppliers and customers may indicate that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, the Company can provide no assurances that the Company's key suppliers and customers have, or will have technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company's customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Any additional expenses related to the management of the Company's Year 2000 compliance program are not expected to be material to the Company's quarterly operating results. The Company estimates that it has spent in aggregate approximately $600,000 in addressing Year 2000 readiness issues.

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

     Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products and services are Year 2000 ready. Any Year 2000 related lawsuits, if adversely determined, could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company is in the process of preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company expects to complete its initial contingency plans during the fourth quarter of fiscal 1999, which plans may thereafter be revised from time to time as deemed appropriate. Should previously undetected Year 2000 problems be found in systems that support the Company's on-going operations or other systems, these systems will be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's need without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

      There may be additional Year 2000 problems that are as yet unknown to the Company and for which remediation plans have not yet been made. Any such Year 2000 compliance problem of the Company, its suppliers or its customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects. If, for example, third party suppliers were unable to deliver necessary components, the Company may be unable to manufacture products in a timely manner. Similarly, if shipping and freight forwarders were unable to ship product, the Company would be unable to deliver product to its customers. There can be no assurance that the Company's insurance will cover losses from business interruptions arising from year 2000 problems of the Company or its suppliers or customers.

     The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

     Euro Currency.

     The participating member countries of the European Union adopted the Euro as the common legal currency on January 1, 1999. On that same date, they established the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early stage of its assessment, the Company cannot yet predict the impact of the Euro conversion.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information required by this item is set forth in Note 8 of the Notes to the Unaudited Consolidated Financial Statements on pages 9, 10 and 11 and under "Management's Discussion and Analysis - Liquidity and Capital Resources - Contingencies" on pages 16 and 17 of this Form 10-Q for the quarterly period ended December 26, 1998 and is incorporated herein by reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On November 13, 1998, the Company's Board of Directors adopted a series of bylaw provisions relating to the conduct of stockholder meetings. The following summary of the material terms of the new bylaws is qualified in all respects by reference to the full text of the bylaw provisions included in the copy of the Company's bylaws incorporated by reference as an exhibit to this Quarterly Report.

         A new Section 1.11 ("Conduct of Meeting") was adopted, authorizing the Board of Directors and the officer of the Company presiding at a stockholder meeting to adopt rules, regulations and procedures for the conduct of the meeting. The new bylaw also provides a procedure for closing the polls at meetings.

         A new Section 1.12 ("Nomination of Directors") was adopted, creating a notice provision to be followed if a stockholder wishes to nominate someone for election to the Board and setting out time periods during which any such nominations must be made.

Under the new bylaw, to be timely, a stockholder's notice must be received by the Secretary at the principal executive offices of the Company as follows: (a) in the case of an election of directors at an annual meeting of stockholders, not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary date, to be timely, a stockholder's notice must be so received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of the seventieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made; or (b) in the case of an election of directors at a special meeting of stockholders, not earlier than the ninetieth day prior to such special meeting and not later than the close of business on the later of the seventieth day prior to such special meeting or the tenth day following the day on which public announcement of the date of such special meeting is first made.

The stockholder's notice to the Secretary is required to set forth: (a) as to each proposed nominee (i) such person's name, age, business address and, if known, residence address, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of stock of the Company which are beneficially owned by such person, and (iv) any other information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the 1934 Act (or any successor provision thereto); (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of such stockholder and (ii) the class and number of shares of the Company which are beneficially owned by such stockholder; and (c) as to the beneficial owner, if any, on whose behalf the nomination is made (i) the name and address of such beneficial owner and (ii) the class and number of shares of the Company which are beneficially owned by such person. In addition, to be effective, the stockholder's notice must be accompanied by the written consent of the proposed nominee to serve as a director if elected. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director.

         A new Section 1.13 ("Notice of Business at Annual Meeting") was adopted, creating a notice provision to be followed if a stockholder wishes to present business (other than the election of directors) at an annual meeting of stockholders and setting out time periods during which any such notice must be given.

Under the new bylaw, to be timely, a stockholder's notice must be received by the Secretary at the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary date, to be timely, a stockholder's notice must be so received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of the seventieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

The stockholder's notice to the Secretary is required to set forth as to each matter the stockholder proposes to bring before the annual meeting: (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, and the name and address of the beneficial owner, if any, on whose behalf the proposal is made, (c) the class and number of shares of the corporation which are beneficially owned by the stockholder and beneficial owner, if any, and (d) any material interest of the stockholder or such beneficial owner, if any, in such business. Any stockholder proposal which complies with Rule 14a-8 of the proxy rules (or any successor provision) promulgated under the 1934 Act and is to be included in the Company's proxy statement for an annual meeting of stockholders shall be deemed to comply with the requirements of Section 1.13.

ITEMS 3 AND 4.  NONE.


ITEM 5. OTHER INFORMATION

         Shareholder Proposals for 1999 Annual Meeting

         As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy material for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than February 10, 1999.

         Repricing of Options

         On December 10, 1998, the Compensation Committee of the Company's Board of Directors approved the repricing of outstanding stock options with an exercise price in excess of $.60 per share for those full-time employees who elected to accept the Company's repricing offer, and to set as the new exercise price the closing bid price for the Company's Common Stock at the close of the market on December 11, 1998. Such action reduced to $.65 per share the exercise price for the options involved. The options previously had exercise prices ranging from $.68 to $13.875 per share. The Compensation Committee of the Board of Directors also imposed a condition that no such repriced options may be exercised until the date upon which they were originally scheduled to become vested, or June 30, 1999, whichever is later. This action does not affect any of the options to purchase shares of the Company's Common Stock that are held by the six members of the Company's Board of Directors who are not employees of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended December 26, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CENTENNIAL TECHNOLOGIES, INC.


Dated:  February 8, 1999             BY: /s/ L. MICHAEL HONE
        -------------------          --------------------------
                                             L. Michael Hone
                                     President and Chief Executive Officer


Dated:  February 8, 1999             BY: /s/ DONALD R. PECK
        -------------------          --------------------------
                                             Donald R. Peck
                                     Secretary, Treasurer and General Counsel


                         -------------------------------

                                  EXHIBIT INDEX

ITEM
NO.                            DESCRIPTION
---

 3.1   --   Amended and Restated Bylaws of Centennial Technologies, Inc. (1)
10.1   --   Key Employee Agreement between Centennial Technologies, Inc. and Jacques Assour, as of April 1, 1998
10.2   --   Employment Agreement between Centennial Technologies, Inc. and John C. Nugent, as of January 12, 1998
10.3   --   $3,500,000 Revolving Note, dated November 20, 1998, made by Centennial Technologies, Inc.
            and payable to the order of Fleet National Bank
10.4   --   $1,500,000 Term Note, dated November 20, 1998, made by Centennial Technologies, Inc. and payable to the order of Fleet National Bank
10.5   --   Letter Agreement, dated November 20, 1998, by and between Centennial Technologies, Inc. and
            Fleet National Bank
  27   --   Financial Data Schedule


(1) Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 19, 1998.