Form 10-Q/A
period 1998-09-26
CENTENNIAL TECHNOLOGIES INC
filed 1999-06-04
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-Q/A

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

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

 Part I. Financial Information (Unaudited)                                      Page Number
       Item 1.   Financial Statements                                                  3

                Consolidated Balance Sheets at September 26, 1998 and                  3
                March 31, 1998

                Consolidated Statements of Operations for three and six                4
                months ended September 26, 1998 and September 27, 1997

                Consolidated Statements of Cash Flows for six months                   5
                ended September 26, 1998 and September 27, 1997

                Notes to Consolidated Financial Statements                             6


 Part II. Other Information

       Item 6.   Exhibits and Reports on Form 8-K                                     12

On November 6, 1998, the Registrant filed its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998 (the "Original Form 10-Q"). The Registrant hereby amends Part I, Item 1 of the Original Form 10-Q to include in its earnings per share calculations those shares of its Common Stock that were approved for issuance in settlement of its class action litigation as of July 20, 1998, the date upon which the Registrant's settlement of the class action litigation became effective. See Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

The Registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the period ended September 26, 1998 to read in its entirety as follows:

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

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                              ---------------------------    ----------------------------
                                              September 26,  September 27,   September 26,  September 27,
                                                 1998           1997             1998           1997
                                              ------------   -------------   ------------   -------------


Net sales ...................................   $  6,151    $  6,901         $ 12,386       $ 13,474

Cost of goods sold......................           4,241       5,993            8,831         12,504
                                                --------    --------         --------       --------
     Gross profit.......................           1,910         908            3,555            970

Operating expenses:
   Engineering, research and
     development costs ......................        167         215              369            434

   Selling, general and
     administrative expenses ................      1,490       2,803            2,898          4,460
                                                --------    --------         --------       --------
      Operating income/(loss) ...............        253      (2,110)             288         (3,924)

Provision for loss on
  inventory subject to customer
  dispute ...................................       --         1,841             --            1,841

Proceeds from resolution of
  customer dispute ..........................     (1,600)       --             (1,600)          --

Loss on investment activities ...............        733       5,424              733          8,909

Special investigation costs .................       --          --               --              597

Lease cancellation charge ...................       --           258             --              258

Net interest (income)/expense ...............        (81)         69             (145)           147
                                                --------    --------         --------       --------
   Income/(loss) before
    equity in earnings of
    affiliate ...............................      1,201      (9,702)           1,300        (15,676)

Equity in earnings (loss) of
    affiliate ...............................       --           (77)            --              423
                                                --------    --------         --------       --------
      Net income/(loss) .....................   $  1,201    $ (9,779)        $  1,300       $(15,253)
                                                --------    --------         --------       --------
                                                --------    --------         --------       --------
Net income/(loss) per share -
  basic .....................................   $    .05    $   (.52)        $    .06       $   (.83)

Net income/(loss) per share
  -diluted ..................................   $    .05    $   (.52)        $    .06       $   (.83)

Weighted average shares
  outstanding - basic .......................     23,606      18,648          21,095         18,412

Weighted average shares
  outstanding - diluted .....................     23,609      18,648          21,263         18,412



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

7.  EARNINGS (LOSS) PER SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which the Company adopted as of March 31, 1998. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is generally increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations. All shares issuable in connection with the settlement of the Consolidated Litigation described in Note 8 are included in the weighted average shares outstanding calculation as of July 20, 1998.


                                        Three Months Ended              Six Months Ended
                                  -----------------------------   -----------------------------
                                  September 26,    September 27,  September 26,   September 27,
                                      1998            1997              1998          1997
                                  -------------    ------------   -------------   -------------
Basic Earnings Per Share

Numerator
   Net income/(loss)                $  1,201      $ (9,779)         $  1,300         $(15,253)
Denominator
   Weighted average common
      shares outstanding              23,606        18,648            21,095            18,412
                                    --------      --------          --------         ---------

Basic earnings (loss) per share     $   0.05      $  (0.52)         $   0.06           $ (0.83)
                                    --------      --------          --------         ---------
                                    --------      --------          --------         ---------

Diluted Earnings Per Share
Numerator
   Net income/(loss)                $  1,201      $ (9,779)         $  1,300          $(15,253)
Denominator
   Weighted average common
       shares outstanding             23,606        18,648            21,095            18,412

Effective of dilutive securities:

   Employee stock options                  3         --                  168            --
                                    --------      --------          --------         ---------

   Denominator for diluted
       earnings per share             23,609       18,648             21,263            18,412
                                    --------      --------          --------         ---------

Diluted earnings (loss) per share   $   0.05      $ (0.52)          $   0.06          $ (0.83)
                                    --------      --------          --------         ---------



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

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998, which became effective on July 20, 1998. All shares issuable in connection with the Consolidated Litigation are included in weighted average shares outstanding from July 20, 1998 forward.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

ITEM
NO.                     DESCRIPTION
----                    -----------
3.1    --   Certificate of Incorporation (1)
10.1   --   1994 Stock Option Plan, as amended (1)
10.2   --   1994 Formula Stock Option Plan, as amended (1)
27     --   Financial Data Schedule

        (1) Previously filed.

        (b) Reports on Form 8-K. During the quarter ended September 26, 1998, the Company filed a Form 8-K on July 13, 1998 regarding a change in the Company's independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to Quarterly Report be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTENNIAL TECHNOLOGIES, INC.


Dated:  June 4, 1999               By: /s/ L. MICHAEL HONE
        -------------------        ------------------------------------
                                       L. Michael Hone
                                   President and Chief Executive Officer


Dated:  June 4, 1999               By: /s/ DONALD R. PECK
        ----------------           ----------------------------------------
                                       Donald R. Peck
                                   Secretary, Treasurer and General Counsel