Form 10-Q/A
period 1998-12-26
CENTENNIAL TECHNOLOGIES INC
filed 1999-06-04
CIK 919006

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


On February 8, 1999, the Registrant filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (the "Original Form 10-Q"). The Registrant hereby amends Part I, Item 1 of the Original Form 10-Q to include in its earnings per share calculations those shares of its Common Stock that were approved for issuance in settlement of its class action litigation as of July 20, 1998, the date upon which the Registrant's settlement of the class action litigation became effective. See Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

The Registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the period ended December 26, 1998 to read in its entirety as follows:

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

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               --------------------------  ---------------------------
                                                               DECEMBER 26,  DECEMBER 27,  DECEMBER 26,   DECEMBER 27,
                                                                   1998         1997          1998           1997
                                                               ------------  ------------  ------------  -------------

Net sales .................................................     $  7,568     $  7,567      $ 19,954      $ 21,041

Cost of goods sold ........................................        4,978        5,362        13,809        17,866
                                                                --------      --------      --------      --------
     Gross profit .........................................        2,590        2,205         6,145         3,175

Operating expenses:
   Engineering, research and development costs ............          205          249           574           683
   Selling, general and administrative expenses ...........        1,808        1,725         4,706         6,185
                                                                --------      --------      --------      --------
      Operating income/(loss) .............................          577          231           865        (3,693)

Provision for loss on inventory subject to customer dispute         --           --            --           1,841
Proceeds from resolution of customer dispute ..............         --           --          (1,600)          --
Loss on investment activities .............................         --          5,156           733        14,065
Other expenses, net .......................................           83         --              83           855
Net interest (income)/expense ............................           (79)         (51)         (224)           96
                                                                --------      --------      --------      --------

   Income/(loss) before equity in earnings of affiliate ...          573       (4,874)        1,873       (20,550)

Equity in earnings of former affiliate ....................         --           --            --             423
                                                                --------      --------      --------      --------
      Net income/(loss) ...................................     $    573     $ (4,874)     $  1,873      $(20,127)
                                                                --------      --------      --------      --------
                                                                --------      --------      --------      --------

Net income/(loss) per share - basic .......................     $    .02     $   (.26)     $    .08      $  (1.09)
Net income/(loss) per share - diluted .....................     $    .02     $   (.26)     $    .08      $  (1.09)
Weighted average shares outstanding - basic ...............       25,334       18,513        22,524        18,446
Weighted average shares outstanding - diluted .............       25,391       18,513        22,654        18,446

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

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                   --------------------------  --------------------------
                                   DECEMBER 26,  DECEMBER 27,   DECEMBER 26,  DECEMBER 27,
                                       1998          1997           1998         1997
                                   ------------  ------------  ------------  ------------
BASIC EARNINGS PER SHARE
Numerator
   Net income/(loss)                  $    573     $ (4,874)    $  1,873      $(20,127)
Denominator
   Weighted average common
      shares outstanding                25,334       18,513       22,524        18,446
                                      --------      --------     --------      --------
Basic earnings (loss) per share       $   0.02     $  (0.26)    $   0.08      $  (1.09)
                                      --------      --------     --------      --------
                                      --------      --------     --------      --------
DILUTED EARNINGS PER SHARE
Numerator
   Net income/(loss)                  $    573     $ (4,874)    $  1,873      $(20,127)
Denominator
   Weighted average common
       shares outstanding               25,334       18,513       22,524        18,446
Effective of dilutive securities:
   Employee stock options                   57         --            130          --
                                     --------      --------     --------       --------
   Denominator for diluted
       earnings per share               25,391       18,513       22,654        18,446
                                     --------      --------     --------       --------
Diluted earnings (loss) per share     $   0.02     $  (0.26)    $   0.08      $  (1.09)
                                      --------     ---------    --------      ---------
                                      --------     ---------    --------      ---------

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

                                   PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Amendment #1 to Quarterly Report on Form 10-Q are incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended December 26, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CENTENNIAL TECHNOLOGIES, INC.


Dated:  June 4, 1999                 BY: /s/ L. MICHAEL HONE
        -------------------          --------------------------
                                             L. Michael Hone
                                     President and Chief Executive Officer


Dated:  June 4, 1999                 BY: /s/ DONALD R. PECK
        -------------------          --------------------------
                                             Donald R. Peck
                                     Secretary, Treasurer and General Counsel


                         -------------------------------

                                  EXHIBIT INDEX

ITEM
NO.                            DESCRIPTION
---

 3.1   --   Amended and Restated Bylaws of Centennial Technologies, Inc. (1)
10.1   --   Key Employee Agreement between Centennial Technologies, Inc. and Jacques Assour, as of April 1, 1998(2)
10.2   --   Employment Agreement between Centennial Technologies, Inc. and John C. Nugent, as of January 12, 1998(2)
10.3   --   $3,500,000 Revolving Note, dated November 20, 1998, made by Centennial Technologies, Inc.
            and payable to the order of Fleet National Bank(2)
10.4   --   $1,500,000 Term Note, dated November 20, 1998, made by Centennial Technologies, Inc. and payable to the order of Fleet National Bank(2)
10.5   --   Letter Agreement, dated November 20, 1998, by and between Centennial Technologies, Inc. and
            Fleet National Bank(2)
  27   --   Financial Data Schedule


(1) Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 19, 1998.
(2)    Previously filed.