Form 10-K
period 1999-03-31
CENTENNIAL TECHNOLOGIES INC
filed 1999-06-04
CIK 919006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                               ------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                         COMMISSION FILE NUMBER 1-12912
                               ------------------

                         CENTENNIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its Charter)

                         ------------------------------

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

                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                               (Title and Class)

Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------  ----------------------------------------------
        Common Stock, $0.01 par value                           Not Applicable
       Preferred Stock Purchase Rights                          Not Applicable

                            ------------------------

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 27, 1999 was $16,186,433. The fair market value of the common stock, $0.01 par value per share (the "Common Stock"), of the registrant on May 27, 1999 was $.79 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The registrant is unable to verify the accuracy or completeness of such information. As of May 27, 1999, there were 20,552,449 shares of Common Stock of the registrant outstanding.

    Certain items in Part III of this Form 10-K incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENTS

    Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding possible price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw material inventory procurement practices, the Company's customer base, future developments involving certain investments, assessments regarding systems required to address Year 2000 issues, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) discussed under the heading "Risk Factors," and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 1. BUSINESS

    For purposes of this Annual Report on Form 10-K, all references to "fiscal 1999" and "fiscal 1998" relate to the fiscal year consisting of the twelve-month period of Centennial Technologies, Inc. and its subsidiaries ("Centennial" or the "Company") ending March 31, 1999 and March 31, 1998, respectively. All references to "fiscal 1997" relate to the fiscal year consisting of the Company's nine-month period ended March 31, 1997. All references to "fiscal 1996" and "fiscal 1995" relate to the Company's twelve month fiscal year ended June 30, 1996 and June 30, 1995, respectively.

GENERAL

    The Company was incorporated in 1994 in Delaware as the successor by merger to C. Centennial, Inc., a Massachusetts corporation. The Company's principal executive offices are located at 7 Lopez Road, Wilmington, Massachusetts, and its telephone number is (978) 988-8848.

    The Company designs, manufactures and markets an extensive line of PC card-based solutions to original equipment manufacturers ("OEMs"). The Company focuses on OEM applications and sells into a broad range of markets, including:
Communications (routers, wireless telephones, and local area networks); Transportation (navigation, vehicle diagnostics); Mobile Computing (hand-held data collection terminals, notebook computers, personal digital assistants); and Medical (blood gas analysis systems, defibrillators, hand-held glucometers). The Company has sold its products and services to over 250 OEMs, including Nortel Networks, a division of Northern Telecom Limited ("Nortel Networks"), Lucent Technologies, Inc. ("Lucent Technologies"), Solectron Corporation ("Solectron"), and Intermec Technologies Corporation, a division of Unova, Inc. ("Intermec").

    The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. In 1992, the Company began designing, manufacturing and marketing cards which conformed to the specifications agreed upon by the Personal Computer Memory Card International Association ("PCMCIA") and became known as "PC cards," and gradually de-emphasized and ceased the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market.

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

                                PC CARD PRODUCTS

TARGET INDUSTRY                                                        APPLICATIONS
---------------------------------------  ------------------------------------------------------------------------
COMMUNICATIONS.........................  PC cards are used for storage in certain wireless telephones and other personal communication devices such as screen phones. PC cards are also used in other communication devices, such as PBX switches and network routers. The Company also markets network interface cards, which are used to connect computing devices to local and wide area networks.

TRANSPORTATION.........................  The Company markets PC cards for navigation systems, such as Global
                                         Positioning Satellite ("GPS") equipment used in rental cars, fleet vehicles, emergency and rescue vehicles, airplanes, ships and military vehicles. GPS systems interpret signals from a dedicated network of satellites that circle the earth, providing data on the position, direction, altitude and speed of an object. The Company also develops PC cards used to interact with on-board information systems embedded in air, marine and land based vehicles.

MOBILE COMPUTING AND OFFICE
  AUTOMATION...........................  PC cards with memory chips are used for storage capacity in portable consumer electronics devices, such as notebooks, handheld computers and
                                         PDAs, and in office automation products, such as laser printers, facsimile machines and desktop computers. PC cards are also used for data acquisition and data conversion. The Company's ATA card offerings may be used to display images recorded by a digital camera on a personal computer. Other data acquisition and conversion cards are used by field personnel to gather information, which can then be transmitted and downloaded to computing devices in remote offices.

TARGET INDUSTRY                                                        APPLICATIONS
---------------------------------------  ------------------------------------------------------------------------
MEDICAL................................  The Company sells PC cards for use in medical monitoring and diagnostic equipment. Applications include blood gas analysis systems, defibrillators and hand-held glucometers. PC cards are used for recording patient data and storing system program information.

CONSUMER OEM...........................  The Company sells PC cards to original equipment manufacturers who design and sell various consumer products, such as sewing machines and digital cameras. In these particular applications, PC cards are used to store embroidery patterns and digital images, respectively.

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

    SMALL FORM FACTOR FLASH CARDS are removable flash memory devices that fit into small electronic devices, such as compact digital cameras, through slots that are smaller than those designed for PC cards. Small form factor flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology in a modified mechanical package with modified electrical connections. The Company offers four types of standardized small form factor flash cards, in addition to custom form factors tailored to particular OEM requirements:

    - The CompactFlash-TM- (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for compact flash cards, of which the Company is a member. The CompactFlash uses a design that relies on an on-board microcontroller and NAND flash technology.

    - The Compact Linear Flash, or CLF-TM- card (a trademark of the Company), is based upon a design promoted by the Company. The CLF-TM- card is based on linear flash devices, NOR flash technology, and requires no on-board micro-controller. The CLF-TM- card uses a similar housing to the CompactFlash-TM-.

    - The MiniatureCard-TM- (a trademark of Intel Corporation ("Intel")) is based upon a design promoted by Intel. The MiniatureCard is based on linear flash devices, NOR flash technology, uses a linear design, as opposed to the design of the CompactFlash, and requires no on-board microcontroller. The MiniatureCard-TM- uses a different housing design than the CLF-TM- card or CompactFlash-TM-.

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

    BUSINESS STRATEGY

    The Company's goal is to become a leading worldwide provider of PC card-based solutions to OEMs in the communications, transportation, mobile computing, medical and consumer OEM industries. Key elements of the Company's business strategy include the following:

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

    SALES AND MARKETING

    The Company targets industrial and commercial applications for PC cards primarily in the communications, transportation, mobile computing, medical and consumer OEM industries. The Company markets its products primarily through direct sales people, independent manufacturer representatives and distributors. The Company's customer service staff operates from the Company's main office in Wilmington, Massachusetts. Field sales representatives operate from remote offices and the Company's main office. During fiscal 1998, the Company opened a foreign sales branch in Cheshire, England.

    The Company generally markets its products and capabilities directly to OEMs. The Company's sales staff and engineers work with OEM engineers to design and engineer PC cards to OEM requirements, which often leads to the Company providing custom-designed PC cards for specific applications. The Company believes its interaction with OEM customers provides exposure to emerging technologies and applications, facilitating a proactive approach to product design. The Company's sales to its OEM customers are generally made pursuant to purchase orders rather than long-term sales agreements. The Company has sold its products and services to more than 250 OEMs, including Nortel Networks, Lucent Technologies, Solectron and Intermec. The Company also pursues sales to the military sector, and to corporate end-users.

    During fiscal 1999, Nortel Networks accounted for approximately 14% of the Company's sales. During fiscal 1999, Nortel Networks engaged Solectron, a contract manufacturer, to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. In addition to sales to Nortel Networks, sales to Solectron represented almost 10% of the Company's sales during fiscal 1999. During fiscal 1998, Nortel Networks accounted for approximately 29% of the Company's sales. During fiscal 1997, Nortel Networks and Philips Electronics N.V. accounted for approximately 32% and 22%, respectively, of the Company's sales. During fiscal 1999, 1998 and 1997, approximately 12%, 14% and 8% of the Company's sales, respectively, were outside of the United States. See "Risk Factors--Dependence on Major Customers; Concentration of Credit Risk" and "--Risks of International Operations and Euro Currency."

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

    EMPLOYEES

    As of March 31, 1999, the Company had 116 full-time employees, of whom 6 were executive officers, 14 were involved in sales and marketing, 16 were involved with engineering and product development, 16 were involved with administration, and 64 were involved in manufacturing.

    None of the Company's employees are represented by a labor union, and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

    The Company maintains its principal executive offices and ISO 9001 certified manufacturing operations in a 34,000 square foot leased facility in Wilmington, Massachusetts. The Company currently pays rent in the amount of approximately $18,000 per month, pursuant to a lease that expires on April 30, 2002. The lease contains an option to renew for an additional five-year period. The lease provides for annual rent increases of 4% and provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

    In March 1999, the Company's UK subsidiary renewed a lease on an office located in Cheshire, England for a term of twelve months. The Company pays rent in the amount of approximately $825 per month. The lease also provides for the payment of any value added tax by the Company's subsidiary, as well as a reasonable proportion of certain operational and maintenance costs of the sales office during the term of the lease.

    The Company conducts business with its domestic field sales representatives using local in-home offices.

    The Company believes that its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

    Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

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

    On February 9, 1998, a consolidated amended complaint combining the Centennial Securities Litigation, the February 25 Securities Litigation, and the February 27 Securities Litigation was filed in the United States District Court for the District of Massachusetts (the "Consolidated Litigation"). Also on February 9, 1998, the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures.

    The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998. The Settlement Agreement became effective on July 20, 1998.

    A significant number of class members opted not to participate in the Settlement Agreement. No assurance can be given that claims by class members who declined to participate in the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations.

    The plaintiffs in the Consolidated Litigation have not yet reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. The plaintiffs have agreed to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers provided services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company. The plaintiffs also retained their claims against the Company's former President and Chief Executive Officer, Emanuel Pinez; the Company's former Chief Financial Officer, James M. Murphy; the Company's former independent accountants, Coopers & Lybrand; and others.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1999, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is not currently traded on an organized stock exchange. From March 1997 until May 1998, the Company's Common Stock was traded on the "pink sheets," and since May 1998, has traded on the Over-the-Counter Electronic Bulletin Board under the symbol "CENL." For the periods indicated, the following table sets forth the range of high and low sale prices for the Common Stock based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The Company is unable to verify the accuracy or completeness of the internet-based bulletin board information. All sale prices have been rounded to the nearest one-sixteenth.

                                                                                   HIGH         LOW
                                                                                 ---------      ---
FISCAL 1998
April 1, 1997 through June 30, 1997.............................................   3 9/16       2 5/16
July 1, 1997 through September 27, 1997.........................................   5 1/8        1
September 28, 1997 through December 27, 1997....................................   4 7/8        1 3/16
December 28, 1997 through March 31, 1998........................................   3 3/4        1

FISCAL 1999
April 1, 1998 through June 27, 1998.............................................   2 5/8        1 5/16
June 28, 1998 through September 26, 1998........................................   1 11/16        7/16
September 27, 1998 through December 26, 1998....................................   1 3/8          3/8
December 27, 1998 through March 31, 1999........................................   1 1/2          9/16

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data as of March 31, 1997 and June 30, 1996 and 1995 and for the years ended June 30, 1996 and 1995 have been derived from financial statements not included herein.

    During fiscal 1998 the Company completed a restatement of its financial results previously reported for the first six months of fiscal 1997 and fiscal years 1996, 1995 and 1994. The financial statements set forth below give effect to the adjustments arising from the financial review.

    On March 24, 1997 the Company's Board of Directors voted to change the fiscal year end from June 30 to March 31. See Note 1 of the Consolidated Financial Statements. All references to fiscal 1999 and 1998 in the accompanying financial statements relate to the twelve months ended March 31, 1999 and 1998, respectively. All references to fiscal 1997 relate to the nine months ended March 31, 1997. References to fiscal 1996 and 1995 relate to the respective years ended June 30.

CONSOLIDATED INCOME STATEMENT DATA (in thousands of dollars, except per share data):

                                                   TWELVE MONTHS ENDED            NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,                  JUNE 30,
                                            ---------------------------------  ------------------------  ------------------------
                                              1999       1998        1997        1997         1996          1996         1995
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
                                                                  (UNAUDITED)             (RESTATED AND  (RESTATED)   (RESTATED)
                                                                                           UNAUDITED)
Net sales.................................  $  27,633  $  28,263   $  39,907   $  28,263    $  21,768     $  33,412    $   8,982

Cost of goods sold........................     18,968     23,683      33,213      24,453       21,018        29,778       11,575
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
  Gross profit............................      8,665      4,580       6,694       3,810          750         3,634       (2,593)
Operating expenses:
  Engineering, research and development
    costs.................................        750        838       1,369       1,061        1,126         1,434          753
  Selling, general and administrative
    expenses..............................      6,132      9,957       8,416       7,318        2,705         3,803        2,442
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
    Operating income/(loss)...............      1,783     (6,215)     (3,091)     (4,569)      (3,081)       (1,603)      (5,788)
Other (income)/expense:
  Loss on investment activities...........        733     14,065      16,689      14,096           69         2,662           --
  Special investigation costs.............         --        597       3,673       3,673           --            --           --
  Provision for settlement of shareholder
    litigation............................         --         --      20,000      20,000           --            --           --
  Provision for loss on inventory subject
    to customer dispute...................         --      1,841          --          --           --            --           --
  Proceeds from resolution of customer
    dispute...............................     (1,600)        --          --          --           --            --           --
  Other expense, net......................        132        258          --          --           --            --           --
  Net interest (income)/expense...........       (344)        56         234         391          174            17           64
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
Income/(loss) before income taxes and
  equity in earnings of affiliate.........      2,862    (23,032)    (43,687)    (42,729)      (3,324)       (4,282)      (5,852)
Equity in earnings of affiliate...........         --        423         959         959           --            --           --
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
Income/(loss) before income taxes.........      2,862    (22,609)    (42,728)    (41,770)      (3,324)       (4,282)      (5,852)
Provision for income taxes................         56         --          --          --           --            --           --
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
Net income/(loss).........................  $   2,806  $ (22,609)  $ (42,728)  $ (41,770)   $  (3,324)    $  (4,282)   $  (5,852)
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
                                            ---------  ---------  -----------  ---------  -------------  -----------  -----------
Net income/(loss) per share--basic and
  diluted.................................  $     .12  $   (1.22)  $   (2.49)  $   (2.41)   $    (.26)    $    (.31)   $    (.63)
Weighted average shares
  outstanding--basic......................     23,255     18,460      17,174      17,367       12,678        13,632        9,363
Weighted average shares
  outstanding--diluted....................     23,508     18,460      17,174      17,367       12,678        13,632        9,363

CONSOLIDATED BALANCE SHEET DATA (in thousands of dollars):

                                                           MARCH 31,                     JUNE 30,
                                                -------------------------------  ------------------------
                                                  1999       1998       1997        1996         1995
                                                ---------  ---------  ---------  -----------  -----------
                                                                                 (RESTATED)   (RESTATED)
Current assets................................  $  14,553  $  11,497  $  27,213   $  37,017    $   8,237
Total assets..................................     18,804     17,078     52,090      41,132        9,550
Current liabilities...........................      7,108      8,140     22,644       8,856        5,121
Working capital...............................      7,445      3,357      4,569      28,161        3,116
Stockholders' equity..........................     11,696      8,902     29,446      31,909        4,267

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

    The Company was incorporated and began operation in 1987 to develop and commercialize font cartridges for laser printers. Beginning in 1992, when the Company began designing, manufacturing and marketing PC cards, the Company gradually de-emphasized and ceased the marketing and sales of font cartridges in order to focus on the rapidly growing PC card market. As the Company effected this shift in focus, the Company's sales increased from $7.8 million in fiscal 1994 to $39.9 million in the twelve month period ended March 31, 1997 to $27.6 million in fiscal 1999.

    The Company incurred losses through fiscal 1998. See "Results of Operations" for further discussion of the Company's losses.

    During fiscal 1996, the Company began a strategy of making investments, financed through a combination of cash and common stock, in technology companies for the expressed purpose of market development for its PC card business as well as investment gain. In late fiscal 1997, management decided to focus its financial resources on its core business, and to suspend its investment activities. With the exception of Century, the Company has fully reserved the carrying value of its investments.

    The following table sets forth certain statements of operations data as a percentage of sales for the periods presented:

                                                                       TWELVE MONTHS ENDED          NINE MONTHS ENDED
                                                                            MARCH 31,                   MARCH 31,
                                                                ---------------------------------  --------------------
                                                                  1999        1998        1997       1997       1996
                                                                ---------  -----------  ---------  ---------  ---------
Net sales.....................................................      100.0%      100.0%      100.0%     100.0%     100.0%
Cost of goods sold............................................       68.6        83.8        83.2       86.5       96.6
                                                                ---------       -----   ---------  ---------  ---------
  Gross profit................................................       31.4        16.2        16.8       13.5        3.4
Operating expenses:
  Engineering, research and development costs.................        2.7         3.0         3.5        3.7        5.2
  Selling, general and administrative expenses................       22.2        35.2        21.1       25.9       12.4
                                                                ---------       -----   ---------  ---------  ---------
  Operating income/(loss).....................................        6.5       (22.0)       (7.8)     (16.1)     (14.2)
  Loss on investment activities...............................        2.7        49.8        41.8       49.9        0.3
  Special investigation costs.................................         --         2.1         9.2       13.0         --
  Provision for settlement of shareholder litigation..........         --          --        50.1       70.8         --
  Provision for loss on inventory subject to customer
    dispute...................................................                    6.5          --         --         --
  Proceeds from resolution of customer dispute................       (5.8)         --          --         --         --
  Other expenses, net.........................................        0.4         0.9          --         --         --
  Net interest (income)/expense...............................       (1.2)        0.2         0.6        1.4        0.8
                                                                ---------       -----   ---------  ---------  ---------
Income/(loss) before income taxes and equity in earnings of
  affiliate...................................................       10.4       (81.5)     (109.5)    (151.2)     (15.3)
Equity in earnings of affiliate...............................         --         1.5         2.4        3.4         --
                                                                ---------       -----   ---------  ---------  ---------
Income/(loss) before income taxes.............................       10.4       (80.0)     (107.1)    (147.8)     (15.3)
Provision for income taxes....................................        0.2          --          --         --         --
                                                                ---------       -----   ---------  ---------  ---------
Net income/(loss).............................................       10.2%      (80.0)%    (107.1)%    (147.8)%     (15.3)%
                                                                ---------       -----   ---------  ---------  ---------
                                                                ---------       -----   ---------  ---------  ---------

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

    - product assembly

    - invoicing

    - material planning

    - product test

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

    The Company has completed its assessment and remediation of Year 2000 problems with computer systems used for facilities control. The Company has recently purchased a Year 2000 compliant telephone system. The cost to purchase and install the new telephone systems was approximately $108,000, which has been capitalized. The Company has also tested its building security system and determined that it is Year 2000 compliant.

    During fiscal 1999, the Company initiated formal communications with its key suppliers and customers regarding their Year 2000 readiness status. The Company is in the process of analyzing the responses received from suppliers and customers and is following up with those who have not yet provided a formal response. The Company plans to complete this assessment phase early in fiscal 2000. While suppliers and customers may indicate that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, the Company can provide no assurances that the Company's key suppliers and customers have, or will have technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company's customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

    Any additional expenses related to the management of the Company's Year 2000 compliance program are not expected to be material to the Company's quarterly operating results. The Company estimates that it has spent in aggregate approximately $600,000 in addressing Year 2000 readiness issues. These expenditures have been funded through operations.

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

    The Company is in the process of preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company expects to complete its initial contingency plans during early fiscal 2000, which plans may thereafter be revised from time to time as deemed appropriate. Should previously undetected Year 2000 problems be found in systems that support the Company's on-going operations or other systems, these systems will be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's need without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FASB 133), which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. FASB 133 is effective for fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    TWELVE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

    SALES. Sales decreased 2% to approximately $27.6 million in the 1999 period compared to $28.3 million in the 1998 period. The average selling price for the Company's products fell approximately 7% during fiscal 1999, which was partially offset by an increase in the volume of PC cards sold of approximately 5%. Decreasing component costs between periods and competitive pricing pressures contributed to the decrease in the average selling price of the Company's products. The Company expects that its sales will continue to be affected in future periods by, among other things, changes in the cost of component memory devices and continued competitive pricing pressures.

    Sales outside of the United States represented 12% of sales in the 1999 period compared to 14% of sales for the 1998 period. At the end of fiscal 1998, the Company opened a new sales office in Cheshire, England. The Company expects that sales outside the United States will continue to represent a percentage of the Company's sales consistent with that of fiscal 1999 for the foreseeable future.

    Sales to one of the Company's customers represented 14% of total sales in the 1999 period compared to 29% of total sales in the 1998 period. During fiscal 1999, this customer engaged a contract manufacturer to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to this contract manufacturer represented almost 10% of total sales during the 1999 period. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. No other customer or group of related customers accounted for more than 10% of the Company's sales during fiscal 1999.

    COST OF GOODS SOLD. Cost of goods sold decreased 20% to $19.0 million for the 1999 period compared to $23.7 million for the 1998 period. Gross margins were 31.4% for the 1999 period compared to 16.2% for the 1998 period. During fiscal 1999, the Company sold portions of some customized inventory for approximately $1.2 million, the cost of which had been previously fully reserved due to a dispute with the customer for whom the customized cards were originally produced and who had attempted to cancel the order. Gross margin for fiscal 1999, excluding this sale of fully reserved inventory, was 28.1%. Costs of goods sold include provisions for inventory obsolescence of $0 in the 1999 period and $886,000 in the 1998 period, representing 3.1% of sales in the 1998 period, which reflects the strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. During fiscal 1998, the Company instituted policies that have resulted in a significant decrease in the amount of inventory purchased in advance of receipt of customer orders, which has resulted in a decrease in inventory obsolescence exposure in fiscal 1999. The Company's gross margins were also negatively impacted during fiscal 1998 by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices. Beginning in fiscal 1998, the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and established on-site stores of raw materials consigned by several of the Company's major vendors, which has resulted in decreased inventory carrying cost exposure through fiscal 1999.

    ENGINEERING, RESEARCH AND DEVELOPMENT COSTS. Engineering, research and development costs decreased by 11% to approximately $750,000 in the 1999 period compared to $838,000 for the 1998 period. The Company expects that engineering, research and development costs will continue to trend slightly higher in fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses decreased by 39% to $6.1 million in the 1999 period compared to $10.0 million in the 1998 period. This decrease primarily resulted from the non-recurrence in fiscal 1999 of the following expenses incurred in fiscal 1998: legal and consulting expenses relating to the negotiation and finalization of the settlement of the class action litigation against the Company, the settlement of several other legal claims against the Company, the filing of revised tax returns, and the conclusion of the Company's arrangements for interim senior management consulting services. Bad debt expenses were also higher in fiscal 1998 than in fiscal 1999 as the Company provided specific reserves for several of the Company's former customers. The Company also paid non-recurring retention bonuses during fiscal 1998 to several key employees following the announcement of the special investigation into the Company's prior reported financial results. The Company also incurred non-recurring costs in fiscal 1998 in hiring a new senior management team, and paid severance benefits to certain of the Company's former officers and employees. The Company also incurred non-recurring costs during fiscal 1998 in closing its Canadian and UK offices and establishing a new sales office in Cheshire, England. The Company incurred increased sales expenses related to its new UK sales office during fiscal 1999. Employee benefits and commissions expenses increased in fiscal 1999 as the Company implemented a profit-sharing plan and a new commissions program.

    LOSS ON INVESTMENT ACTIVITIES. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses recorded associated with certain investments. During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment.

    PROCEEDS FROM RESOLUTION OF CUSTOMER DISPUTE. During fiscal 1998, the Company filed suit against a customer regarding inventory specifically purchased and manufactured pursuant to a purchase order from the customer (the "Custom Inventory"). The customer attempted to cancel a portion of the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective. During fiscal 1998, the Company fully reserved the cost of the Custom Inventory of approximately $1.8 million due to the legal costs and inherent uncertainties involved in litigation.

    During fiscal 1999, the Company and the customer agreed to settle the litigation. As a result of this settlement, the Company received $1.6 million in cash and the customer agreed that the Company would retain all rights with regard to the Custom Inventory. During fiscal 1999, the Company recognized the cash payment of $1.6 million as income. Also during fiscal 1999, after the settlement agreement was reached, the Company sold portions of the Custom Inventory for approximately $1.2 million, which the Company has included in net sales.

    OTHER EXPENSES, NET. During fiscal 1999, the Company incurred a loss on the disposal of certain equipment that had a net book value of approximately $132,000, which equipment was replaced. During fiscal 1998, the Company increased its accrual for Special Investigation Costs by $597,000 due to incremental costs. During fiscal 1998, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. That bank required the Company to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

    NET INTEREST INCOME/EXPENSE. Net interest income was $344,000 for fiscal 1999 and net interest expense was $56,000 in fiscal 1998, reflecting cash available for investment in fiscal 1999 and outstanding borrowings during fiscal 1998.

    PRIOR ACQUISITIONS. The Company's analysis of the future viability of several development stage businesses in which the Company invested during fiscal 1997 and 1996, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to reserve fully the carrying value of its investments in these development stage companies. As of March 31, 1998, the only remaining investment with a carrying value greater than zero was the Company's remaining investment in the Series B Preferred Stock of its former affiliate, Century Electronics Manufacturing, Inc., valued at approximately $2.4 million. During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment.

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

    COST OF GOODS SOLD. Cost of goods sold decreased 29% to $23.7 million for the 1998 period compared to $33.2 million for the 1997 period. Gross margins were 16.2% for the 1998 period compared to 16.8% for the 1997 period. Costs of goods sold include provisions for inventory obsolescence of $886,000 in the 1998 period and $1,263,000 in the 1997 period, representing 3.1% of sales in the 1998 period and 3.2% in the 1997 period, reflecting a strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. In February 1997, the Company instituted policies that have resulted in significantly decreasing the amount of inventory purchased in advance of receipt of customer orders. The Company's gross margins have also been impacted by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices. During fiscal 1998, the Company instituted new procurement practices reflecting increased emphasis on reducing inventory levels, and has established on-site stores of raw materials consigned by several of the Company's major vendors.

    ENGINEERING, RESEARCH AND DEVELOPMENT COSTS. Engineering, research and development costs were $0.8 million in the 1998 period compared to $1.4 million for the 1997 period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased to $10.0 million in the 1998 period compared to $8.4 million in the 1997 period. The Company incurred increased legal expenses during fiscal 1998 as it negotiated and finalized the settlement of the class action litigation against the Company, and settled several other legal claims against the Company. The Company also paid retention bonuses during fiscal 1998 to several key employees following the announcement of the special investigation into the Company's prior reported financial results. The Company also incurred costs in hiring a new senior management team, and paid severance benefits to certain of the Company's former officers and employees. The Company also incurred costs in closing its Canadian and UK offices and establishing a new sales office in Cheshire, England.

    LOSS ON INVESTMENT ACTIVITIES. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 period and prior. The following table describes the elements and the amounts reflected in this category (in thousands):

                                                                                                1998       1997
                                                                                              ---------  ---------
Provision for loss on Century Electronics Manufacturing, Inc................................  $   5,142  $      --
Costs incurred in connection with ITP/Fleet.Net.............................................      3,869      4,761
Provision for loss on investment in Infos International.....................................         --      6,024
Provision for loss on investment in Industrial Imaging......................................         --      2,283
Provision for loss on investment in WebSecure...............................................       (125)     1,765
Less gain on sale of investment in WebSecure................................................         --     (1,200)
Provision for loss on investment in Advent Technology Management, Inc.......................         --      1,000
Provision for loss on investment in P.G. Technologies, Inc..................................         --        497
Amortization of goodwill and equity in losses of ViA........................................         --        585
Provision for loss on investment in ViA.....................................................      4,415         --
Other losses................................................................................        764        974
                                                                                              ---------  ---------
                                                                                              $  14,065  $  16,689
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    ITP/FLEET.NET

    On December 13, 1996, the Company entered into merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange an aggregate of 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February 1997 announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties regarding the Company's prior reported financial statements. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreement. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of the Settlement and Mutual Release, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the advances were made. The merger has been recorded using purchase accounting, and the excess of the purchase price over the fair value of assets acquired (approximately $3.0 million) was written off as of May 15, 1997, the settlement agreement date, because of the uncertainties related to the future operations of ITP/Fleet.Net.

    VIA, INC.

    In December 1996, the Company acquired a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, the Company accounted for this investment using the equity method, and amortized the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company has recorded this amortization, as well as its share of the investee's losses since the date of the investment through March 31, 1997, for an aggregate amount of $585,000, as loss on investment activities. During fiscal 1998, the Company reserved the remaining carrying value of its investment, and recorded a loss on investment activities during fiscal 1998 related thereto of approximately $4.4 million.

    The Company's analysis of the future viability of several development stage businesses in which the Company invested during fiscal 1997 and 1996, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to reserve fully the carrying value of its investments in these development stage companies. As of March 31, 1998, the only remaining investment with a carrying value greater than zero was the Company's remaining investment in the Series B Preferred Stock of its former affiliate, Century Electronics Manufacturing, Inc., valued at approximately $2.4 million.

    WEBSECURE, INC.

    During fiscal 1996, the Company purchased for $569,000 a minority interest in WebSecure, Inc. ("WebSecure"), a corporation that provided Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. During fiscal 1998, the Company sold this remaining investment for $125,000. In addition, the Company has accrued an amount equal to the gain pending final resolution of certain litigation described in Note 14 of Notes to Consolidated Financial Statements.

    SPECIAL INVESTIGATION COSTS. The following table describes the elements and the amounts reflected in this category for the 1998 and 1997 periods (in thousands):

                                                                                 1998       1997
                                                                               ---------  ---------
Fees for services provided by the Company's Independent Accountants..........  $      --  $     933
Fees for services provided by the Company's Special Litigation Legal
  Counsel....................................................................         --        942
Fees for services provided by the Company's Interim Chief Executive Officer
  and Interim Chief Financial Officer........................................        520      1,195
Fees for services provided by Counsel to the Special Committee of the Board
  of Directors...............................................................         --        541
Other........................................................................         77         62
                                                                               ---------  ---------
                                                                               $     597  $   3,673
                                                                               ---------  ---------
                                                                               ---------  ---------

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

    PROVISION FOR LOSS ON INVENTORY SUBJECT TO CUSTOMER DISPUTE. During fiscal 1998, the Company filed suit against Philips Home Services, Inc., a subsidiary of Philips Electronics, N.V. ("Philips"), seeking to recover damages regarding inventory specifically purchased and manufactured pursuant to a purchase order from Philips (the "Custom Inventory"). Philips later attempted to cancel a portion of the purchase order. The Company claimed that the purchase order cancellation was not effective. Due to the legal costs and inherent uncertainties involved in litigation, the Company reserved the cost of the Philips Inventory of approximately $1.8 million during fiscal 1998.

    OTHER EXPENSES, NET. During fiscal 1998, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. That bank required the Company to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

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

    COSTS OF GOODS SOLD. Cost of goods sold increased 16% to $24.5 million for the 1997 period compared to $21.0 million for the 1996 period. Gross margins were 13.5% for the 1997 period compared to 3.5% for the 1996 period. Costs of goods sold include provisions for inventory obsolescence of $925,000 in the 1997 period and $1,351,000 in the 1996 period, representing 3.3% of sales in the 1997 period and 6.2% in the 1996 period, reflecting a strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. The decline in obsolescence as a percentage of sales reflects, in part, a change in the practice in February 1997, which change significantly decreased the amount of inventory purchased in advance of receipt of customer orders. The Company's gross margins were also impacted by declining memory chip prices, which reduced PC card selling prices in certain situations where the Company had already purchased memory chips at higher prices.

    During the 1997 and 1996 periods, the Company recorded sales of $5.3 million and $3.7 million, respectively, which were subsequently deemed to be invalid and reversed in the process of restating the Company's financial statements. These transactions had the effect of overstating the Company's gross margins and contributed to inappropriate pricing decisions and selling practices.

    ENGINEERING, RESEARCH AND DEVELOPMENT COSTS. Engineering, research and development costs were $1.1 million in both periods.

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

    The Company's Canadian and UK sales subsidiaries incurred $590,000 of selling, general and administrative expenses in the 1997 period compared to $464,000 in the 1996 period. These operations were both shut down in April 1997 and support for all international sales activities was consolidated at the Company's headquarters.

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

    LOSS ON INVESTMENT ACTIVITIES. Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses on disposition of a series of investments made during the 1997 and 1996 periods. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):

Costs incurred in connection with ITP/Fleet.Net....................  $   3,729
Provision for loss on investment in Infos International............      6,024
Provision for loss on investment in Industrial Imaging.............      2,283
Provision for loss on investment in WebSecure......................      1,765
Less gain on sale of investment in WebSecure.......................     (1,200)
Amortization of goodwill and equity in losses of ViA...............        585
Other losses.......................................................        910
                                                                     ---------
                                                                     $  14,096
                                                                     ---------
                                                                     ---------

    See discussion of 1998 results concerning loss on investment activities related to ITP/Fleet.Net and ViA.

    INFOS INTERNATIONAL, INC.

    During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc. ("Infos"), a supplier of intelligent hand-held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a market value of $3.9 million at date of acquisition. On February 6, 1998, the Company, Infos and the shareholders of Infos entered into a transaction whereby the Company agreed to return its shares of Infos capital stock in exchange for an agreement to sell Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. The parties also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. The full amount of the investment cost ($7.0 million) has been written off. The recorded loss of $6.0 million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos acquiring ICC, in connection with a sales transaction that was determined in the Company's financial review not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995 and the remainder as loss on investment activities in fiscal 1997.

    INDUSTRIAL IMAGING, INC.

    For $730,000 in cash and the conversion of $200,000 of notes, the Company purchased a minority interest in Industrial Imaging, Inc., which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and purchase material using the Company's credit arrangements for a service fee of $200,000. The Company completed purchases aggregating $1.4 million on behalf of the investee and initially reflected by the Company as sales with the equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company agreed to convert its account receivable into common stock of the investee and recorded a valuation reserve equal to the carrying value of the investment. The Company sold its remaining investment in Industrial Imaging, Inc. during fiscal 1998 for $550,000.

    WEBSECURE, INC.

    During fiscal 1996, the Company purchased for $569,000 a minority interest in WebSecure, a corporation that provided Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment. The remaining investment, having a cost of $560,000, was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. In addition, the Company has accrued an amount equal to the gain pending final resolution of certain litigation described in
Note 14 of Notes to Consolidated Financial Statements.

    OTHER INVESTMENTS

    During fiscal 1997 and 1996, the Company made investments aggregating $860,000 in development stage businesses that had not reached commercial viability as of March 31, 1997. Such investments have been fully reserved as of March 31, 1997 (net of certain offsets included in accounts payable and accrued expenses).

    SPECIAL INVESTIGATION COSTS. The following table describes the elements and the amounts reflected in this category for fiscal 1997 (in thousands):

Fees for services provided by the Company's Independent
  Accountants.......................................................  $     933
Fees for services provided by the Company's Special Litigation Legal
  Counsel...........................................................        942
Fees for services provided by the Company's Interim Chief Executive
  Officer and Interim Chief Financial Officer.......................      1,195
Fees for services provided by Counsel to the Special Committee of
  the Board of Directors............................................        541
Other...............................................................         62
                                                                      ---------
                                                                      $   3,673
                                                                      ---------
                                                                      ---------

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

LIQUIDITY AND CAPITAL RESOURCES

    Since the Company's inception, it has financed its operating activities primarily from loans from financial institutions, public and private offerings of equity securities, and positive cash flows from operations.

    The Company experienced significant losses from operations from fiscal 1994 through fiscal 1998. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including the following: hiring new senior management, reducing various expenses, and implementing new cost controls. If cost savings are not achieved or revenues are not increased, the operating plan for the Company could include further cost reductions. If cost savings are not achieved, or revenues are not increased, it would significantly impair the ability of the Company to continue as a going concern. The Company believes that its cash balances, bank financing, and anticipated future cash flows will be sufficient to fund operations for the foreseeable future. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company. Management believes the existing cash and cash equivalents, short-term investments and available financing arrangements will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the foreseeable future.

    OPERATING ACTIVITIES

    At March 31, 1999, working capital increased to approximately $7.4 million, compared to working capital of $3.4 million at March 31, 1998, due principally to the Company's achieving positive operating income. In fiscal 1999, the Company generated cash flow from operations of approximately $2.8 million, compared to cash flow from operations of $8.0 million for fiscal 1998. Days of sales outstanding in accounts receivable amounted to 49 days at March 31, 1999 compared to 60 days at March 31, 1998. The Company's inventories represent approximately 8 weeks of manufacturing output at March 31, 1999, compared to 6 weeks at March 31, 1998. Management has implemented new procurement practices reflecting increased emphasis on reducing inventory levels, and has established on-site stores of raw materials consigned by several of the Company's major vendors. During the latter part of fiscal 1999, the Company purchased in bulk several items of raw materials with extended lead times based upon purchase orders received by the Company. The Company expects to use these raw materials in the early part of fiscal 2000.

    INVESTING TRANSACTIONS

    Capital expenditures amounted to $0.7 million in fiscal 1999, $1.7 million in fiscal 1998, and $2.3 million for the twelve month period ended March 31, 1997; such expenditures having been financed, in part, through leasing arrangements. As of March 31, 1999, the Company had remaining obligations of $36,000 on these equipment financing leases.

    The Company has commitments for future capital equipment expenditures of approximately $430,000 at March 31, 1999, which the Company expects to incur during fiscal 2000. The Company expects to finance approximately $360,000 of these capital expenditures through lease financing arrangements.

    Depending on the demand for the Company's products, the Company may decide to make additional investments, which could be substantial, in capital equipment to support its business in the future.

    FINANCING TRANSACTIONS

    On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corp. ("Congress Financial"), a commercial credit institution, for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility, based on certain limitations and covenants. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At March 31, 1998, the Company had no outstanding borrowings under the Congress Financial credit agreement. On November 24, 1998, the Company terminated its credit agreement with Congress Financial and entered into a new credit agreement with Fleet National Bank ("Fleet") for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets, and are based on certain limitations and covenants. At March 31, 1999, the Company had no outstanding borrowings under the Fleet credit agreement.

    CONTINGENCIES

    The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Item 3--Legal Proceedings." The Company has been granted final approval of its proposed settlement of these suits, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Item 3--Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Common Stock portion ($18,525,000) is included in additional paid-in capital.

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

    LOSSES IN PRIOR PERIODS; LIQUIDITY AND FINANCING RISKS. The Company has experienced significant losses from operations from fiscal 1994 through fiscal 1998. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity."

    DEPENDENCE ON MAJOR CUSTOMERS; CONCENTRATION OF CREDIT RISK.

    During fiscal 1999, Nortel Networks accounted for approximately 14% of the Company's sales. During fiscal 1999, Nortel Networks engaged Solectron, a contract manufacturer, to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. In addition to sales to Nortel Networks, sales to Solectron represented almost 10% of the Company's sales during fiscal 1999. During fiscal 1998, Nortel Networks accounted for approximately 29% of the Company's sales. The loss of, or a significant curtailment of purchases by these customers, or any other significant customer of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

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

    FLUCTUATIONS IN QUARTERLY RESULTS.

    The Company's results of operations may be subject to quarterly fluctuations due to a number of factors, including the following:

    - timing of receipt and delivery of significant orders for the Company's products

    - costs associated with the expansion of operations

    - production difficulties

    - write-downs or write-offs of investments in other companies

    - competitive pricing pressures

    - increases in raw material costs

    - changes in customer and product mix

    - quality of the Company's products

    - exchange rate fluctuations

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

    FLUCTUATIONS IN TRADING PRICE.

    The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, the following:

    - quarter-to-quarter operating results

    - awards of orders to the Company or its competitors

    - changes in earnings estimates by analysts

    - industry conditions

    - new product or product development
      announcements by the Company or its competitors

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

    COMPETITION.

    Each of the markets in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Hitachi Semiconductor, Inc., Intel Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including the following:

    - product quality and performance

    - provision of competitive design capabilities

    - adequate manufacturing capacity

    - timing of new product introductions by the Company, its customers and its competitors

    - price

    - order turnaround

    - timely response to advances in technology

    - production efficiency

    - number and nature of the Company's competitors in a given market

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

    ANTI-TAKEOVER PROVISIONS.

    The Company has taken a number of actions that could have the effect of discouraging a takeover attempt. For example, the Company has adopted a Shareholder Rights Plan that would cause substantial dilution to a stockholder who attempts to acquire the Company on terms not approved by the Company's Board of Directors. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 1,000,000 shares of Preferred Stock without stockholder action. The Board of Directors has reserved 50,000 shares of Preferred Stock for issuance pursuant to the Company's Shareholder Rights Plan. Although the Company has no present intention of issuing shares of Preferred Stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred Stock may also have other rights, including economic rights senior to the Common Stock that could have a material adverse effect on the market value of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested shareholder during the three-year period following the time that such stockholder becomes an interested shareholder. This provision could have the effect of delaying or preventing a change in control of the Company.

    YEAR 2000 COMPLIANCE.

    The Company is aware of problems associated with computer systems as the year 2000 approaches. "Year 2000" problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide-ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and other applications. Problems may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with any or all of these systems may affect the effectiveness or efficiency with which the Company can perform many significant functions, including but not limited to:

    - order processing

    - product assembly

    - invoicing

    - material planning

    - product test

    - payroll and financial reporting

In addition, the problem may affect the computer systems of vendors and customers, disrupting their operations and possibly impairing the Company's sources of supply and demand. See--"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's Year 2000 Status.

    RISKS OF INTERNATIONAL OPERATIONS AND EURO CURRENCY.

    During fiscal 1999 and 1998, the Company derived approximately 12% and 14%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

    The participating member countries of the European Union adopted the Euro as the common legal currency on January 1, 1999. On that same date, they established the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early stage of its assessment, the Company cannot yet predict the impact of the Euro conversion, or the cost of any necessary system modifications. If the Company is unable to complete any necessary system modifications in a timely fashion, its ability to bill and collect on products shipped to its European customers may be adversely affected.

    PROTECTION OF PROPRIETARY INFORMATION.

    The Company's products require technical know-how to engineer and manufacture. To the extent proprietary technology is involved, the Company relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with certain employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, existing or potential competitors of the Company. The Company historically has not sought to protect its proprietary information through patents or registered trademarks, although it instituted a patent program in fiscal 1999. There can be no assurance that the Company's products will not infringe on patents held by others. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of its rights. Litigation could result in substantial cost to the Company and could divert the attention and time of the Company's management and technical personnel from the operations of the Company.

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

    RISKS OF ACQUISITIONS AND INVESTMENTS IN OTHER COMPANIES.

    The Company has terminated its earlier program of acquiring interests in companies and related technologies, and has written-off or provided valuation reserves for many such investments. However, the Company may determine that it is in the best interests to acquire or invest in other companies in the future. There can be no assurance that the companies in which the Company has invested (or may invest) will develop successful products or technologies beneficial to the Company or that such investments will be economically justified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this Item is incorporated herein by reference from the discussion under the heading Fair Value of Financial Instruments in the Notes to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Centennial Technologies, Inc.

    We have audited the accompanying consolidated balance sheet of Centennial Technologies, Inc. as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Technologies Inc. at March 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
May 6, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Centennial Technologies, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index on page 59 present fairly, in all material respects, the financial position of Centennial Technologies, Inc. and Subsidiaries at March 31, 1998, and the results of their operations and their cash flows for the twelve months ended March 31, 1998, and the nine months ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index on page 59 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
May 15, 1998

                         CENTENNIAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              MARCH 31,    MARCH 31,
                                                                                                1999         1998
                                                                                             -----------  -----------
                                                       ASSETS

Current assets:
  Cash and cash equivalents................................................................   $   4,922    $   5,358
  Short-term investments...................................................................       2,500           --

  Trade accounts receivable................................................................       4,521        3,677
      Less allowances......................................................................        (795)        (868)
                                                                                             -----------  -----------
                                                                                                  3,726        2,809

  Recoverable income taxes.................................................................         125          337
  Inventories..............................................................................       3,049        2,309
  Other current assets.....................................................................         231          684
                                                                                             -----------  -----------
Total current assets.......................................................................      14,553       11,497

Equipment and leasehold improvements.......................................................       3,967        3,973
  Less accumulated depreciation and amortization...........................................      (1,508)      (1,242)
                                                                                             -----------  -----------
                                                                                                  2,459        2,731

Other assets...............................................................................          92          417
Investment in former affiliate.............................................................       1,700        2,433
                                                                                             -----------  -----------
Total assets...............................................................................   $  18,804    $  17,078
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses....................................................   $   7,072    $   8,070
  Obligations under capital leases.........................................................          36           70
                                                                                             -----------  -----------
Total current liabilities..................................................................       7,108        8,140

Long-term obligations under capital leases.................................................          --           36

Commitments and contingencies (Notes 9 and 16)

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized, none issued................          --           --
  Common Stock, $.01 par value; 50,000,000 shares authorized, 20,549,000 issued and outstanding at March 31, 1999 and 18,499,000 issued and outstanding at March 31,
    1998...................................................................................         205          185
Additional paid-in capital.................................................................      84,200       84,220
Accumulated deficit........................................................................     (72,697)     (75,503)
Accumulated other comprehensive income.....................................................         (12)          --
                                                                                             -----------  -----------
Total stockholders' equity.................................................................      11,696        8,902
                                                                                             -----------  -----------
Total liabilities and stockholders' equity.................................................   $  18,804    $  17,078
                                                                                             -----------  -----------
                                                                                             -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            TWELVE MONTHS ENDED         NINE MONTHS
                                                                 MARCH 31,                 ENDED
                                                     ---------------------------------   MARCH 31,
                                                       1999       1998        1997         1997
                                                     ---------  ---------  -----------  -----------
                                                                           (UNAUDITED)
Net sales..........................................  $  27,633  $  28,263   $  39,907    $  28,263

Cost of goods sold.................................     18,968     23,683      33,213       24,453
                                                     ---------  ---------  -----------  -----------
  Gross profit.....................................      8,665      4,580       6,694        3,810

Operating expenses:
  Engineering, research and development costs......        750        838       1,369        1,061
  Selling, general and administrative expenses.....      6,132      9,957       8,416        7,318
                                                     ---------  ---------  -----------  -----------
    Operating income/(loss)........................      1,783     (6,215)     (3,091)      (4,569)

  Loss on investment activities....................        733     14,065      16,689       14,096
  Special investigation costs......................         --        597       3,673        3,673
  Provision for settlement of shareholder
    litigation.....................................         --         --      20,000       20,000
  Provision for loss on inventory subject to
    customer dispute...............................         --      1,841          --           --
  Proceeds from resolution of customer dispute.....     (1,600)        --          --           --
  Other expenses, net..............................        132        258          --           --
  Net interest (income)/expense....................       (344)        56         234          391
                                                     ---------  ---------  -----------  -----------
Income/(loss) before income taxes and equity in
  earnings of affiliate............................      2,862    (23,032)    (43,687)     (42,729)
Equity in earnings of affiliate....................         --        423         959          959
                                                     ---------  ---------  -----------  -----------
Income/(loss) before income taxes..................      2,862    (22,609)    (42,728)     (41,770)
Provision for income taxes.........................         56         --          --           --
                                                     ---------  ---------  -----------  -----------
      Net income/(loss)............................  $   2,806  $ (22,609)  $ (42,728)   $ (41,770)
                                                     ---------  ---------  -----------  -----------
                                                     ---------  ---------  -----------  -----------
Net income/(loss) per share--basic and diluted.....  $     .12  $   (1.22)  $   (2.49)   $   (2.41)
Weighted average shares outstanding--basic.........     23,255     18,460      17,174       17,367
Weighted average shares outstanding--diluted.......     23,508     18,460      17,174       17,367

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
              AND THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1999

                             (AMOUNTS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                     COMMON STOCK       ADDITIONAL                      OTHER          TOTAL
                                                ----------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                 SHARES      AMOUNT       CAPITAL      DEFICIT         INCOME          EQUITY
                                                ---------  -----------  -----------  ------------  ---------------  ------------
Balance at June 30, 1996......................     16,631   $     165    $  42,712    $  (10,968)                    $   31,909
Comprehensive income/(loss):
  Net loss....................................                                           (41,770)                       (41,770)
  Other comprehensive income--foreign currency
    translation of equity in investment.......                                                        $    (233)           (233)
                                                                                                                    ------------
Total comprehensive income/(loss).............                                                                          (42,003)
                                                                                                                    ------------
Proceeds from certain related party
  transactions................................                               2,254                                        2,254
Exercise of options...........................        281           3        3,539                                        3,542
Exercise of warrants..........................        172           2          516                                          518
Compensation from option grants...............                                  34                                           34
Issuance of Common Stock in connection with
  acquisition of affiliates...................        275           3        4,822                                        4,825
Issuance of Common Stock in connection with
  investments.................................        386           4        9,838                                        9,842
Estimated fair market value of shares to be
  issued in connection with shareholder
  litigation..................................                              18,525                                       18,525
                                                ---------       -----   -----------  ------------         -----     ------------
Balance at March 31, 1997.....................     17,745         177       82,240       (52,738)          (233)         29,446
                                                ---------       -----   -----------  ------------         -----     ------------
Comprehensive income/(loss):
Net loss......................................                                           (22,609)                       (22,609)
Other comprehensive income--foreign currency
  translation adjustment......................                                              (156)           233              77
                                                                                                                    ------------
Total comprehensive income/(loss).............                                                                          (22,532)
                                                                                                                    ------------
Exercise of options...........................        117           1          206                                          207
Issuance of Common Stock in connection with
  acquisition of affiliates...................        793           8        2,173                                        2,181
Retirement of shares repurchased..............       (156)         (1)           1                                            0
Settlement of claims related to ViA
  investment..................................                                (400)                                        (400)
                                                ---------       -----   -----------  ------------         -----     ------------
Balance at March 31, 1998.....................     18,499         185       84,220       (75,503)            --           8,902
                                                ---------       -----   -----------  ------------         -----     ------------
Comprehensive income/(loss):
Net income....................................                                             2,806                          2,806
Other comprehensive income--foreign currency
  translation adjustment......................                                                              (12)            (12)
                                                                                                                    ------------
Total comprehensive income....................                                                                            2,794
                                                                                                                    ------------
Partial distribution of shares in settlement
  of class action litigation..................      2,050          20          (20)                                           0
                                                ---------       -----   -----------  ------------         -----     ------------
Balance at March 31, 1999.....................     20,549   $     205    $  84,200    $  (72,697)     $     (12)     $   11,696
                                                ---------       -----   -----------  ------------         -----     ------------
                                                ---------       -----   -----------  ------------         -----     ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                            TWELVE MONTHS ENDED          NINE MONTHS
                                                                                 MARCH 31,                  ENDED
                                                                     ---------------------------------    MARCH 31,
                                                                       1999       1998        1997          1997
                                                                     ---------  ---------  -----------  -------------
                                                                                           (UNAUDITED)
Cash flows from operating activities:
  Net income/(loss)................................................  $   2,806  $ (22,609)  $ (42,728)    $ (41,770)
  Adjustments to reconcile net income/(loss) to net cash used in operating activities:
  Provision for settlement of shareholder litigation...............         --         --      20,000        20,000
  Depreciation and amortization....................................      1,057      1,035         956           831
  Equity in earnings of affiliate..................................         --       (423)       (959)         (959)
  Provision for loss on accounts receivable........................        170        177         516           400
  Provision for losses on sale of equipment........................         --       (480)        318           318
  Provision for loss on note receivable............................         --         --         100           100
  Provision for loss on investments................................         --      7,019       9,317         8,027
  Provision for loss on investment in affiliates...................        733      5,142          --            --
  Provision for loss on inventory..................................     (2,114)        --          --            --
  Loss on disposal of capital equipment............................        128      1,315          --            --
  Other non-cash items.............................................         41         --         102            34
  Change in operating assets and liabilities:
    Accounts receivable............................................     (1,087)     2,631       1,833         5,289
    Accounts receivable from affiliate.............................         --        676        (676)         (676)
    Inventories....................................................      1,374      5,485        (613)          454
    Notes receivable...............................................         --         --         875         1,509
    Notes receivable from affiliate................................         --      4,129      (4,129)       (4,129)
    Recoverable income taxes.......................................        171      7,019      (6,746)       (4,214)
    Other assets...................................................        494        695      (1,172)         (582)
    Accounts payable and accrued expenses..........................     (1,054)    (3,884)      7,668         6,572
    Income taxes payable...........................................         56         27          --            --
                                                                     ---------  ---------  -----------  -------------
      Net cash provided by (used in) operating activities..........      2,775      7,954     (15,338)       (8,796)
Cash flows from investing activities:
  Capital expenditures.............................................       (669)    (1,265)     (2,257)       (2,074)
  Disposal of capital equipment....................................         40         --          --            --
  Purchase of held-to-maturity and available-for-sale securities...     (2,500)        --     (36,164)      (27,250)
  Proceeds from sale of available-for-sale securities..............         --         --      36,163        32,182
  Purchase of investments..........................................         --         --      (2,801)       (1,291)
  Purchase of investment in affiliates.............................         --         --     (10,351)      (10,351)
  Proceeds from sale of investment in affiliates...................         --      8,983          --            --
                                                                     ---------  ---------  -----------  -------------
      Net cash provided by (used in) investing activities..........     (3,129)     7,718     (15,410)       (8,784)
Cash flows from financing activities:
  Net borrowings (repayments) under line of credit.................         --    (10,090)     10,090         5,406
  Borrowings from term loans.......................................         --        938          --            --
  Repayments on term loans and leases..............................        (70)      (938)         --            --
  Proceeds from equipment lease financing..........................         --         --         250           250
  Payments on equipment lease financing............................         --       (566)       (370)         (282)
  Proceeds from exercise of stock options..........................         --        208       3,544         3,542
  Proceeds from exercise of warrants...............................         --         --         633           518
  Net proceeds from public offerings of Common Stock...............         --         --       1,221            --
  Proceeds from certain related party transactions.................         --         --       3,389         2,254
  Foreign currency translation of equity investment................         --         77        (233)         (233)
                                                                     ---------  ---------  -----------  -------------
      Net cash provided by (used in) financing activities..........        (70)   (10,371)     18,524        11,455
                                                                     ---------  ---------  -----------  -------------
Effect of exchange rate changes on cash............................        (12)        --          --            --
                                                                     ---------  ---------  -----------  -------------
Net increase (decrease) in cash and cash equivalents...............       (436)     5,301     (12,224)       (6,125)
Cash and cash equivalents at beginning of period...................      5,358         57      12,281         6,182
                                                                     ---------  ---------  -----------  -------------
Cash and cash equivalents at end of period.........................  $   4,922  $   5,358   $      57     $      57
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.......................................................  $       4  $     452   $     604     $     535
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------
    Income taxes...................................................  $      --  $      18   $   6,154     $   4,151
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------
Non-cash transactions:
  Issuance of Common Stock in connection with acquisition of
    affiliates.....................................................  $      --  $      --   $   4,825     $   4,825
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------
  Issuance of Common Stock in connection with purchase of
    investments....................................................  $      --  $   2,181   $   9,842     $   9,842
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------
  Settlement of claim related to ViA investment....................  $      --  $     400   $      --     $      --
                                                                     ---------  ---------  -----------  -------------
                                                                     ---------  ---------  -----------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                         CENTENNIAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

    BASIS OF PRESENTATION

    The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. The Company's investment in Century Electronics Manufacturing, Inc. ("Century"), of which it had a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for fiscal 1997 because the Company had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on July 1, 1997. During fiscal 1998, the Company further reduced its equity ownership position in Century, and thereafter has accounted for its remaining investment using the cost method. See Note 5. Other investments are accounted for using the cost method. See Note 6. All significant intercompany balances and transactions have been eliminated.

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

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenue from product sales is recognized at time of shipment and when title passes.

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

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents include highly liquid temporary cash investments having maturities of three months or less at date of acquisition. Short-term investments include commercial paper having a maturity longer than three months but less than one year at date of acquisition.

                         CENTENNIAL TECHNOLOGIES, INC.

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. At March 31, 1999, over 98% of the Company's cash, cash equivalents and short-term investments were held by one financial institution. Additionally, short-term investments at March 31, 1999 included commercial paper from one issuer. Sales to the Company's recurring customers are generally made on open account which sales to occasional customers are typically made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations.

    For fiscal 1999, one customer accounted for approximately 14% of the Company's sales. At March 31, 1999, this customer accounted for approximately $.06 million, or 2% of the Company's net accounts receivable balance.

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

    Approximately 12%, 14% and 8% of the Company's sales in fiscal 1999, 1998 and 1997, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one area comprised more than 10% of the Company's sales.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued expenses. The Company believes all of the carrying amounts approximate fair value.

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

                         CENTENNIAL TECHNOLOGIES, INC.

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INCOME TAXES

    The Company accounts for income taxes by the liability method as set forth in Financial Accounting Standards Board (FASB) Statement No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and has adopted the disclosure-only alternative to FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    EARNINGS (LOSS) PER SHARE

    The Company adopted FASB Statement No. 128, EARNINGS PER SHARE (FASB 128), as of March 31, 1998. FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to FASB 128 requirements and the accounting rules set forth in Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998.

                         CENTENNIAL TECHNOLOGIES, INC.

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following table sets forth the computation of earnings/(loss) per share (in thousands, except per share data). All shares issuable in connection with the settlement of the Consolidated Litigation described in Note 14 are included in the weighted average shares outstanding calculation as of July 20, 1998.

                          TWELVE MONTHS      TWELVE MONTHS      TWELVE MONTHS      NINE MONTHS
                         ENDED MARCH 31,    ENDED MARCH 31,    ENDED MARCH 31,   ENDED MARCH 31,
                              1999               1998               1997              1997
                        -----------------  -----------------  -----------------  ---------------
                                                                 (UNAUDITED)
BASIC EARNINGS/(LOSS)
  PER SHARE
Numerator
  Net income/(loss)...      $   2,806          $ (22,609)         $ (42,728)        $ (41,770)
Denominator
  Common shares
    outstanding.......         23,255             18,460             17,174            17,367
                               ------           --------           --------      ---------------
Basic earnings/(loss)
  per share...........      $     .12          $   (1.22)         $   (2.49)        $   (2.41)
                               ------           --------           --------      ---------------
                               ------           --------           --------      ---------------

DILUTED
  EARNINGS/(LOSS) PER
  SHARE
Numerator
  Net income/(loss)...      $   2,806          $ (22,609)         $ (42,728)        $ (41,770)
Denominator
  Common shares
    outstanding.......         23,255             18,460             17,174            17,367
  Stock options.......            253                 --                 --                --
                               ------           --------           --------      ---------------
  Shares used in
    computing diluted
    earnings/(loss)
    per share.........         23,508             18,460             17,174            17,367
                               ------           --------           --------      ---------------
Diluted
  earnings/(loss) per
  share...............      $     .12          $   (1.22)         $   (2.49)        $   (2.41)
                               ------           --------           --------      ---------------
                               ------           --------           --------      ---------------

    Options to purchase 863,300, 2,932,000 and 1,779,600 shares of Common Stock on March 31, 1999, 1998 and 1997, respectively, were excluded from the period-to-date calculations of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

    STOCK SPLIT

    The Company effected a two-for-one stock split of its outstanding shares of Common Stock in the form of a stock dividend in November 1996. All references in the accompanying consolidated financial statements to number of shares, weighted average number of shares outstanding and related prices, per share amounts, and stock plan data reflect this split on a retroactive basis.

                         CENTENNIAL TECHNOLOGIES, INC.

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    COMPREHENSIVE INCOME

    As of April 1, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

    SEGMENTS OF BUSINESS ENTERPRISE

    Effective April 1, 1998, the Company adopted the FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (FASB 131). FASB 131 superseded FASB 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in a single industry segment, the design and manufacture of high technology memory chip based products used in industrial and commercial applications. As such, the adoption of FASB 131 did not affect results of operations, financial position or the disclosure of segment information.

    RECLASSIFICATIONS

    Certain amounts in the fiscal 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year presentation.

    NEW ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. The Statement is effective for fiscal years beginning after December 15, 1998, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. Adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.

    In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                         CENTENNIAL TECHNOLOGIES, INC.

3. INVENTORIES

    Inventories consisted of (in thousands):

                                                                          MARCH 31,    MARCH 31,
                                                                            1999         1998
                                                                         -----------  -----------
Raw materials, primarily electronic components.........................   $   1,709    $   1,239
Work in process........................................................         399          620
Finished goods.........................................................         941          450
                                                                         -----------  -----------
                                                                          $   3,049    $   2,309
                                                                         -----------  -----------
                                                                         -----------  -----------

    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"). The customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment and the right to retain and sell the Custom Inventory at issue. The Company reduced its reserve for the Custom Inventory by approximately $1.7 million during fiscal 1999 as a portion of the Custom Inventory was sold for approximately $1.2 million during fiscal 1999. These sales proceeds have been included in net sales. At March 31, 1999, the costs related to the Custom Inventory still on hand remained fully reserved.

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following (in thousands):

                                                                          MARCH 31,    MARCH 31,
                                                                            1999         1998
                                                                         -----------  -----------
Equipment..............................................................   $   3,702    $   3,743
Equipment under capital leases.........................................         106          106
Leasehold improvements.................................................         159          124
                                                                         -----------  -----------
                                                                              3,967        3,973
Accumulated depreciation and amortization..............................      (1,508)      (1,242)
                                                                         -----------  -----------
                                                                          $   2,459    $   2,731
                                                                         -----------  -----------
                                                                         -----------  -----------

    During fiscal 1999, the Company placed in service certain testing equipment originally purchased in fiscal 1997 and which was outfitted with software and custom design services during fiscal 1999. The total cost of this testing equipment was approximately $300,000.

    During fiscal 1999, the Company wrote off equipment with an original cost of $885,000 and accumulated depreciation of $757,000 in connection with the upgrading of its manufcturing processes and the remodeling of its office space. The Company also disposed of equipment with an original cost of $73,000 and accumulated depreciation of $33,000 in connection with these activities. During fiscal 1998, the Company paid in full its lease obligations to the bank that had been providing the Company with its

                         CENTENNIAL TECHNOLOGIES, INC.

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS (CONTINUED)

line of credit (See Note 7), and disposed of equipment having an original cost and accumulated depreciation of approximately $691,000. During fiscal 1997, the Company wrote off $80,000 of net book value of leasehold improvements in connection with its move to new facilities.

    Depreciation expense (including amortization of equipment under capital lease) for fiscal 1999, 1998 and 1997 was approximately $1,057,000, $1,035,000 and $831,000, respectively. Depreciation expense for the twelve months ended March 31, 1997 was approximately $956,000.

5. INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

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

    On February 4, 1998, the Company entered into a transaction with Century whereby Century redeemed the Company's remaining holdings of Century common stock, repurchased its $1.9 million 9% promissory note due December 1998, recovered a warrant for the purchase of 250,000 shares of Century common stock, and satisfied its $6 million 6% Convertible Subordinated Debenture due June 2007, in exchange for $9.7 million in cash and $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of interest due on the note and debenture. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is

                         CENTENNIAL TECHNOLOGIES, INC.

5. INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC. (CONTINUED)

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

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment.

    The Company had sales to Century of $120,000 during fiscal 1997, but no sales to this entity thereafter.

6. OTHER INVESTMENTS

    VIA, INC.

    In December 1996, the Company issued 156,000 unregistered shares of its Common Stock in exchange for a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. Due to the significance of the Company's investment to ViA's total capitalization and on the basis of the complementary nature of the companies' products and related development plans, the Company accounted for this investment during fiscal 1997 using the equity method, and amortized the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. The Company recorded this amortization, as well as its share of the investee's losses from the date of the investment through March 31, 1997, for an aggregate amount of $585,000, as loss on investment activities. During fiscal 1998, the Company reserved the remaining carrying value of its investment, and recorded a loss on investment activities during fiscal 1998 related thereto of approximately $4.4 million.

    INTELLIGENT TRUCK PROJECT, INC., FLEET.NET, INC. AND SMART TRAVELER PLAZAS,
     INC.

    On December 13, 1996, the Company entered into merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange an aggregate of 792,960 shares of Common Stock of the Company for all of the outstanding common stock of the acquired businesses. Subsequent to the Company's February 1997 announcement of financial irregularities, the principal shareholder of ITP/Fleet.Net filed suit, alleging, among other things, breach of representations and warranties as to the financial statements of Centennial. On March 4, 1997, the Company and the principal shareholder of ITP/Fleet.Net entered into a memorandum of understanding pursuant to which the companies would unwind the merger agreements. The parties were unable to reach mutually satisfactory terms to complete the unwinding and on May 15, 1997 agreed to complete the merger and exchange mutual releases of certain claims. Based on the material uncertainties surrounding the value of consideration on the original merger date, which uncertainties were not resolved until the execution of a settlement and mutual release agreement, the Company has recorded the merger and corresponding issuance of Common Stock as of May 15, 1997. Advances to ITP/Fleet.Net made during fiscal 1996 and fiscal 1997, certain of which were previously characterized as advance payments for technology license arrangements, have been included in loss on investment activities in the periods the

                         CENTENNIAL TECHNOLOGIES, INC.

6. OTHER INVESTMENTS (CONTINUED)

advances were made. The merger has been recorded using purchase accounting, and the excess (approximately $3.0 million) of the purchase price over the fair value of assets acquired was written off as of the agreement date (May 15, 1997) because of the uncertainties related to the future operations of ITP/ Fleet.Net.

    INFOS INTERNATIONAL, INC.

    During fiscal 1997, the Company acquired a 38% interest in Infos International, Inc. ("Infos"), a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of Centennial Common Stock having a fair market value of $3.9 million at date of acquisition. On February 6, 1998, the Company, Infos and shareholders of Infos entered into a transaction whereby the Company agreed to return its shares of Infos capital stock in exchange for an agreement to sell Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. The parties also agreed to exchange mutual releases of any claims arising from the original acquisition agreement. Accordingly, the full amount of the investment cost ($7.0 million) has been written off. The recorded loss of $6.0 million reflects the use by Infos of $1.0 million of the original cash proceeds to repay an obligation of that amount due to Centennial from an Infos subsidiary, Information Capture Corporation ("ICC"). This obligation originally arose in fiscal 1995, prior to Infos acquiring ICC, in connection with a sales transaction that was determined in the Company's special investigation not to be bona fide. The effect of the adjustment is to reflect $1.0 million of the investment cost as a reduction of sales and net income in fiscal 1995 and the remainder as loss on investment activities in fiscal 1997.

    INDUSTRIAL IMAGING, INC.

    The Company purchased for $730,000 in cash and conversion of $200,000 of notes a minority interest in Industrial Imaging, Inc. which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, the Company agreed to provide procurement services and buy material using the Company's credit arrangements for a service fee of $200,000. Purchases aggregating $1.4 million were made on behalf of the investee and were initially reflected by the Company as sales with an equivalent amount of cost of goods sold. Such sales have been reversed in connection with the Company's financial review. During fiscal 1997, the Company determined that the investee was unable to repay the Company for the material purchased, and also determined that the value of the equity investment was permanently impaired. The Company has agreed to convert its accounts receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment. During fiscal 1998, the Company sold its investment in Industrial Imaging, Inc. for $550,000.

    WEBSECURE, INC.

    During fiscal 1996 the Company purchased for $569,000 a minority interest in WebSecure, Inc. ("WebSecure"), a corporation that provided Internet services. The former president and a shareholder of WebSecure was a Director of the Company from February 1994 through November 1995. In connection with WebSecure's initial public offering, the Company realized a gain of $1.2 million from the sale of a portion of its investment; however, based upon the WebSecure shareholder complaints and related litigation described in Note 14, the Company provided a reserve in an amount equal to this gain. The

                         CENTENNIAL TECHNOLOGIES, INC.

6. OTHER INVESTMENTS (CONTINUED)

remaining investment, having a cost of $560,000, was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. During fiscal 1998, the Company sold this remaining investment for $125,000.

    OTHER INVESTMENTS

    The Company's analysis of the future viability of several development stage businesses in which the Company invested during fiscal 1998, 1997 and 1996, combined with the Company's decision to continue to focus its financial resources on its core business, led the Company to reserve fully the carrying value of its investments in these development stage companies. As of March 31, 1999 and 1998, the only remaining investment with a carrying value greater than zero was the Company's remaining investment in Series B Preferred Stock of its former affiliate, Century Electronics Manufacturing, Inc., valued at approximately $1.7 million as of March 31, 1999 and $2.4 million as of March 31, 1998.

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

7. DEBT

    On August 14, 1997, the Company entered into a credit agreement, effective through August 13, 2000 unless terminated sooner, with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility. This arrangement contained certain limitations and covenants, the most restrictive of which is a minimum net worth requirement. Allowable borrowings were based on available accounts receivable and the cost of equipment, and were collateralized by all of the Company's assets. On August 15, 1997, the Company paid in full its line of credit and lease financing obligations with the bank that was previously providing the Company with its credit facilities. At March 31, 1998, the Company had no outstanding borrowings under these credit facilities.

    On November 24, 1998, the Company terminated its credit agreement with Congress Financial and entered into a new credit agreement with Fleet National Bank ("Fleet") for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets. At March 31, 1999, the Company had no outstanding borrowings under either of these credit agreements.

    LEASES

    The Company leased certain equipment under three year lease financing agreements with the bank that was providing the Company with its line of credit prior to August 14, 1997. These lease arrangements

                         CENTENNIAL TECHNOLOGIES, INC.

7. DEBT (CONTINUED)

have been accounted for as financing transactions. The subject equipment is recorded as an asset for financial statement purposes, and is being depreciated accordingly. On August 15, 1997, the Company paid in full its lease obligations to the bank that had been providing the Company with its line of credit.

    The Company leases its facilities under operating leases with renewal options, which expire at various dates through fiscal 2003. The lease on the Company's headquarters and manufacturing facility contains an option to renew for an additional five-year period, provides for annual rent increases of 4% and provides that the Company will pay to its landlord as additional rent its pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

    At March 31, 1999, the minimum annual rental commitments under non-cancelable operating lease obligations are as follows (in thousands):

Year ending March 31,
2000.................................................................  $     267
2001.................................................................        261
2002.................................................................        254
2003.................................................................         20
2004 and thereafter..................................................         --
                                                                       ---------
Total minimum lease payments.........................................  $     802
                                                                       ---------
                                                                       ---------

    Rental expense under operating leases totaled approximately $250,000, $427,000 and $312,000 in fiscal 1999, 1998 and 1997, respectively.

8. INCOME TAXES

    The income/(loss) before income taxes consisted of the following (in thousands):

                                                             YEAR         YEAR     NINE MONTHS
                                                             ENDED       ENDED        ENDED
                                                           MARCH 31,   MARCH 31,    MARCH 31,
                                                             1999         1998         1997
                                                          -----------  ----------  ------------
U.S.....................................................   $   2,842   $  (22,609)  $  (42,104)
Foreign.................................................          20           --          334
                                                          -----------  ----------  ------------
                                                           $   2,862   $  (22,609)  $  (41,770)
                                                          -----------  ----------  ------------
                                                          -----------  ----------  ------------

                         CENTENNIAL TECHNOLOGIES, INC.

8. INCOME TAXES (CONTINUED)

    The provision for income taxes consisted of the following (in thousands):

                                                              YEAR          YEAR        NINE MONTHS
                                                              ENDED         ENDED          ENDED
                                                            MARCH 31,     MARCH 31,      MARCH 31,
                                                              1999          1998           1997
                                                          -------------  -----------  ---------------
Current:
  Federal...............................................    $      40     $      --      $      --
  State.................................................            9            --             --
  Foreign...............................................            7            --             --
                                                                  ---         -----          -----
    Total current.......................................    $      56     $      --      $      --
                                                                  ---         -----          -----
                                                                  ---         -----          -----
Provision for income taxes..............................    $      56     $      --      $      --
                                                                  ---         -----          -----
                                                                  ---         -----          -----

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

                                                             YEAR         YEAR        NINE MONTHS
                                                             ENDED        ENDED          ENDED
                                                           MARCH 31,    MARCH 31,      MARCH 31,
                                                             1999         1998           1997
                                                          -----------  -----------  ---------------
Tax provision (benefit) at U.S. statutory rates.........        34.0%       (34.0)%        (34.0)%
State taxes net of federal benefit......................         6.4         (3.4)          (6.1)
Change in valuation allowance...........................       (40.0)        37.5           39.8
Alternative minimum tax.................................         1.6           --             --
Other...................................................          --         (0.1)           0.3
                                                               -----        -----          -----
                                                                 2.0%          --%            --%
                                                               -----        -----          -----
                                                               -----        -----          -----

    The components of deferred income taxes are as follows (in thousands):

                                                            MARCH 31,   MARCH 31,   MARCH 31,
                                                               1999        1998        1997
                                                            ----------  ----------  ----------
Allowance for doubtful accounts...........................  $      406  $      230  $       95
Notes receivable reserve..................................         349         349         391
Inventory reserve and capitalization......................         581       1,557       1,065
Investment reserve........................................       5,648       5,355       5,235
Accrued expenses..........................................       1,410       1,378         139
Equipment, net............................................         371         211         276
Net operating losses......................................      19,970      20,633      15,497
Capital loss carryforward.................................       1,473       1,473          --
                                                            ----------  ----------  ----------
                                                                30,208      31,186      22,698
Less valuation allowance..................................     (30,208)    (31,186)    (22,698)
                                                            ----------  ----------  ----------
Net deferred taxes........................................  $       --  $       --  $       --
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses and reserves.

                         CENTENNIAL TECHNOLOGIES, INC.

8. INCOME TAXES (CONTINUED)

Management has considered the Company's history of losses and concluded that there is insufficient evidence that it is more likely than not that the Company will generate future taxable income prior to the expiration of these net operating losses in 2013. Accordingly, the deferred tax assets have been fully reserved.

    At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $50.9 million available to offset future taxable income expiring in 2009 through 2013, and federal capital loss carryforwards of approximately $4.3 million, which will expire in 2013. Approximately $2.1 million of the Company's net operating loss is attributable to the exercise of stock options which, when utilized, will be credited as additional paid-in capital. Additionally, the Company has a net operating loss of approximately $1.3 million available to offset future taxable income in foreign jurisdictions.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                                          MARCH 31,    MARCH 31,
                                                                            1999         1998
                                                                         -----------  -----------
Trade accounts payable.................................................   $   1,720    $   2,004
Accrual related to WebSecure litigation................................       1,200        1,200
Accrued special investigation costs....................................       1,197        1,554
Other accrued expenses.................................................       2,955        3,312
                                                                         -----------  -----------
  Total accounts payable and accrued expenses..........................   $   7,072    $   8,070
                                                                         -----------  -----------
                                                                         -----------  -----------

    Accrued special investigation costs represent professional and legal fees in connection with the completion of the Company's special investigation, certain refinancing activities, and legal fees associated with the shareholder litigation. See Note 14.

10. STOCKHOLDERS' EQUITY

    The Company is authorized to issue up to 950,000 shares of $0.01 par value preferred stock without further stockholder approval with such additional designations, powers, preferences, rights, qualifications, limitations and restrictions as may be designated by the Company's Board of Directors from time to time.

    On March 16, 1999, the Board of Directors of the Company, declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on March 31, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a Purchase Price of $6.00 in cash, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 16, 1999 (the "Rights Agreement") between the Company and American Securities Transfer & Trust, Inc., as Rights Agent.

    The Rights attach to all Common Stock certificates representing outstanding shares. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 business days (or such later date as may be determined by the Board of Directors of the Company) following the later of
(a) a public announcement that a person or group of affiliated or associated persons (an

                         CENTENNIAL TECHNOLOGIES, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)

"Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such (the "Stock Acquisition Date"), or (ii) 10 business days (or such later date as may be determined by the Board of Directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates.

    The Rights are not exercisable until the Distribution Date and will expire upon the close of business on March 16, 2009 (the "Final Expiration Date") unless earlier redeemed or exchanged as described below.

    In the event that any Person becomes an Acquiring Person, then, at such time as the Rights are no longer redeemable by the Company as described below, each holder of a Right (except as provided below and in Section 7(e) of the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. Following the occurrence of such event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. At any time after a Person becomes an Acquiring Person, subject to certain conditions, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

    In the event that, at any time after any Person becomes an Acquiring Person,
(i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event. The events summarized in this paragraph are referred to as "Section 13 Events." A Section 11(a)(ii) Event and Section 13 Events are collectively referred to as "Triggering Events."

    The Purchase Price payable, and the number of units of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. The number of Rights associated with each share of Common Stock is also subject to adjustment in the event of a stock split or reverse stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

                         CENTENNIAL TECHNOLOGIES, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)

    Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, a minimum preferential quarterly dividend payment of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is changed or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions. Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of one one-thousandth of a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

    At any time prior to the earlier of (i) the tenth business day (or such later date as may be determined by the Board of Directors of the Company) after the Stock Acquisition Date, or (ii) the Final Expiration Date, the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "Redemption Price"), payable in cash or stock. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. The Rights may also be redeemable following certain other circumstances specified in the Rights Agreement.

    Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company as set forth above.

    Subject to certain exceptions, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to such time as the Rights are no longer redeemable.

11. STOCK OPTION PLANS

    Under the Company's 1994 Stock Option Plan (the "Plan"), incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company. The Company initially reserved 900,000 shares of Common Stock for issuance under the Plan. During fiscal 1996, the amount reserved for issuance was increased to 1,500,000 shares, during fiscal 1997, the amount reserved for issuance was increased to 3,000,000 shares, and during fiscal 1999 the amount reserved for issuance was increased to 6,000,000 shares. These options generally vest over a three-year period and expire after 10 years.

    On December 6, 1994, the Company's stockholders adopted a formula stock option plan (the "Formula Plan"), which is designed to provide certain incentives to non-employee directors. Under the Formula Plan, options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. The Company has reserved 300,000 shares of Common Stock for issuance under the Formula Plan. The exercise price of the options granted to a

                         CENTENNIAL TECHNOLOGIES, INC.

11. STOCK OPTION PLANS (CONTINUED)

non-employee director upon election as a director was 85% of the fair market value of the shares of Common Stock on the date of the grant. During fiscal 1997, the Formula Plan was amended to provide that options are granted at fair market value. These options vest and are exercisable on the date of grant and expire after 5 years. All other options granted under the Formula Plan vest and are exercisable one year from the date of the grant. During fiscal 1998, a non-employee director was granted options to purchase 15,000 shares at $3.50 per share. During fiscal 1999, non-employee directors were granted options to purchase 51,000 shares at $.75 per share.

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

    FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of Statement No. 123 in fiscal 1997 and has applied APB 25 and related Interpretations in accounting for its plans. Compensation costs of $0, $0 and $34,000 were recognized for fiscal 1999, 1998 and 1997, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with Statement No. 123, the Company's net loss and net loss per share for the twelve months ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 would have been increased to the pro forma amounts indicated below:

                                                 1999                              1998                         1997
                                --------------------------------------  ---------------------------  ---------------------------
                                NET INCOME/(LOSS)   NET INCOME/(LOSS)      NET LOSS      NET LOSS       NET LOSS      NET LOSS
                                 (IN THOUSANDS)         PER SHARE       (IN THOUSANDS)   PER SHARE   (IN THOUSANDS)   PER SHARE
                                -----------------  -------------------  --------------  -----------  --------------  -----------
As Reported...................      $   2,806           $     .12        $    (22,609)   $   (1.22)   $    (41,770)   $   (2.41)
Pro forma.....................      $  (1,966)          $    (.08)       $    (29,869)   $   (1.62)   $    (47,699)   $   (2.75)

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years for grants prior to April 1, 1998, and 3 years for fiscal 1999, expected volatility of 55% for grants prior to April 1, 1997, 100% for fiscal 1998 and 141% for fiscal 1999, no dividends and a risk-free interest rate of 6.0%, 6.0% and 6.2% for the twelve months ended March 31, 1999 and 1998 and the nine months ended March 31, 1997, respectively.

    The effects on fiscal 1999, 1998, and 1997 pro forma net income/(loss) and net income/(loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income/(loss) for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock in future years.

                         CENTENNIAL TECHNOLOGIES, INC.

11. STOCK OPTION PLANS (CONTINUED)

    A summary of the status of the Company's stock option plans as of March 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                                          MARCH 31, 1998             MARCH 31, 1997
                                             MARCH 31, 1999         --------------------------  -------------------------
                                      ----------------------------                 WEIGHTED                   WEIGHTED
                                                      WEIGHTED                      AVERAGE                    AVERAGE
                                                       AVERAGE                     EXERCISE                   EXERCISE
                                                   EXERCISE PRICE                    PRICE                      PRICE
                                        NUMBER        PER SHARE       NUMBER       PER SHARE      NUMBER      PER SHARE
                                      -----------  ---------------  -----------  -------------  ----------  -------------
Options outstanding at beginning of
  period............................    2,932,000                     1,779,600                    986,200
Granted.............................    4,273,550     $     .80       2,581,000    $    2.08     1,075,100    $   21.78
Exercised...........................            0     $      --        (112,400)   $    1.75      (281,100)   $   12.60
Cancelled...........................   (3,179,650)    $    1.82      (1,316,200)   $   16.42          (600)   $    2.77
                                      -----------         -----     -----------       ------    ----------       ------
Outstanding at period end...........    4,025,900     $    1.64       2,932,000    $    3.04     1,779,600    $   14.26
Options exercisable at period end...      843,520                       352,012                    569,330
Weighted average fair value of
  options granted during the year...                  $     .59                    $    1.61                  $   11.79

    The following table summarizes information about stock options outstanding at March 31, 1999:

                                                 OPTIONS OUTSTANDING
                                   ------------------------------------------------
                                                WEIGHTED-AVERAGE                          OPTIONS EXERCISABLE
                                                   REMAINING                         ------------------------------
            RANGE OF                 NUMBER       CONTRACTUAL     WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
         EXERCISE PRICES           OUTSTANDING        LIFE         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------------------------  -----------  ----------------  -----------------  -----------  -----------------
$.33 - $.49......................       5,000        9.5 years              .43               0              --
$.50 - $.75......................   3,137,600        8.6 years              .65          45,000             .75
$.76 - $1.14.....................     126,500        9.3 years             1.12         125,500            1.12
$1.55 - $2.33....................     217,500        8.2 years             2.30         145,000            2.30
$2.34 - $3.50....................     235,300        7.6 years             3.40         235,300            3.40
$6.00 - $9.00....................     233,000        0.9 years             7.49         221,720            7.42
$10.00 - $15.00..................      15,000        2.3 years            12.89          15,000           12.89
$20.00 - $30.00..................      56,000        7.5 years            21.48          56,000           21.48
                                   -----------        --------            -----      -----------          -----
$.33 - $30.00....................   4,025,900        7.9 years             1.64         843,520            5.16

    During fiscal 1998, the exercise price of options granted on October 1, 1996 to purchase approximately 488,000 shares of Common Stock were repriced from $20.53 to $2.30, and the vesting period for exercise of such options was extended.

    During fiscal 1999, the exercise price of options to purchase approximately 2,846,700 shares of Common Stock were repriced to $.65 from a range between $.68 and $13.875 through cancellation and reissuance of new options. These options cannot be exercised until the later of July 1, 1999 or the date said options were initially scheduled to vest.

    During fiscal 1999, the Company established a 1999 Employee Stock Purchase Plan (the "ESPP") that provides for the grant of rights to eligible employees to purchase up to 200,000 shares of the Company's

                         CENTENNIAL TECHNOLOGIES, INC.

11. STOCK OPTION PLANS (CONTINUED)

Common Stock at 85% of the fair market value of the Common Stock at the end of the established offering period. There were no shares issued under the ESPP in fiscal 1999.

12. RELATED PARTY TRANSACTIONS

    During fiscal 1998, the Company agreed to forgive the remaining balance of a loan initially made to an executive officer during fiscal 1996. The remaining loan balance was approximately $32,000.

13. SAVINGS PLAN

    In fiscal 1994, the Company established a 401(k) Savings Plan under which substantially all U.S. employees may voluntarily defer a portion of their compensation and the Company may elect to match a portion of the employee deferral. The Company made contributions of $29,000 to the plan related to contributions by employees during fiscal 1999. For fiscal 1998 and 1997, the Company made no contributions to this plan.

14. CONTINGENCIES

    CLASS ACTION LITIGATION. Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits have been filed in or transferred to the United States District Court for the District of Massachusetts. These complaints assert claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also assert claims against some or all of the Company's Board of Directors, and some complaints assert claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, have also been named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

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

                         CENTENNIAL TECHNOLOGIES, INC.

14. CONTINGENCIES (CONTINUED)

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

    The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998 and the Settlement Agreement became effective on July 20, 1998. All shares issuable in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A significant number of class members opted not to participate in the Settlement Agreement. No assurance can be given that claims by class members who declined to participate in the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition and results of operations.

    The plaintiffs in the Consolidated Litigation have not yet reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, regarding their alleged claims against him. The plaintiffs have agreed to release the Company from any direct liability related to those alleged claims. In the agreement under which Mr. Ramaekers provided services to the Company, the Company agreed to provide Mr. Ramaekers with the same indemnification as is applicable to other officers of the Company pursuant to the Company's By-Laws. The Company has agreed to indemnify, hold harmless, and defend Mr. Ramaekers from and against certain claims arising out of his engagement with the Company. The plaintiffs also retained their claims against the Company's former President and Chief Executive Officer, Emanuel Pinez; the Company's former Chief Financial Officer, James M. Murphy; the Company's former independent accountants, Coopers & Lybrand; and others.

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

                         CENTENNIAL TECHNOLOGIES, INC.

14. CONTINGENCIES (CONTINUED)

    On and after March 26, 1997, several complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997 (the "WebSecure Complaints"). The WebSecure Complaints assert claims against WebSecure, certain officers, directors and underwriters of WebSecure, and the Company. Claims against the Company include alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") (the "WebSecure Securities Litigation"). As described in Note 6, in fiscal 1997 the Company recorded a reserve of $1.2 million in connection with the expected settlement of the WebSecure Securities Litigation.

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

                         CENTENNIAL TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE TWELVE MONTHS ENDED MARCH 31, 1999 AND 1998,
                    AND THE NINE MONTHS ENDED MARCH 31, 1997

                                                                     SCHEDULE II

                                                BALANCE AT
                                                 BEGINNING   CHARGED TO    CHARGED TO
                                                    OF        COSTS AND       OTHER                   BALANCE AT END
DESCRIPTION                                       PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
----------------------------------------------  -----------  -----------  -------------  -----------  --------------
Accounts receivable allowance
  Fiscal 1999.................................   $     868    $     170                   $     243     $      795
  Fiscal 1998.................................         692          588                         412            868
  Nine months ended March 31, 1997............         375          400                          83            692
Notes receivable reserve
  Fiscal 1999.................................   $     971    $       0                                 $      971
  Fiscal 1998.................................         971            0                                        971
  Nine months ended March 31, 1997............         871          100                                        971
Investment reserve
  Fiscal 1999.................................   $  13,095    $       0                                 $   13,095
  Fiscal 1998.................................       8,669        4,426                                     13,095
  Nine months ended March 31, 1997............         646        8,023                                      8,669
Inventory reserve
  Fiscal 1999.................................   $   3,485    $       0                   $   2,114     $    1,371
  Fiscal 1998.................................       2,083        2,676                       1,274          3,485
  Nine months ended March 31, 1997............       2,040        1,202                       1,159          2,083

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In June 1998, the Company requested proposals from several independent accounting firms to provide auditing and tax services. On July 6, 1998, the Company's former independent accountants, PricewaterhouseCoopers LLP ("PwC"), advised the Company that they did not intend to submit a proposal. On July 7, 1998, the Company selected Ernst & Young and engaged them as independent auditors. The selection of accountants was made by the Audit Committee of the Board of Directors of the Company. None of the reports of PwC on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The report on the financial statements for the nine month period ended March 31, 1997 noted that significant and recurring losses from operations, accumulated deficit and the absence of a final shareholder settlement raised substantial doubt about the Company's ability to continue as a going concern.

    In connection with its audit for Fiscal 1998 and through July 6, 1998, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years, except as set forth in the following paragraphs.

    On January 29, 1997, prior to the Company's announcement of its results for the quarter ended December 31, 1996, PwC met with management and raised questions regarding the treatment of certain accounting transactions which were included in the Company's results. Management agreed to communicate with the Audit Committee and then with PwC prior to announcing earnings. On January 30, 1997, the Company announced the quarter's earnings, which included the questioned amounts without informing PwC. As a result of the announcement, PwC requested a meeting with the Audit Committee to discuss the disagreements. PwC informed the Audit Committee that they would need to perform extensive procedures to obtain sufficient information to address the issues raised in the disagreements, and that, if the Company was not willing to authorize such procedures, PwC would be required to contact the Securities and Exchange Commission and inform them of the potential misstatement of results. The Audit Committee directed PwC to expand its procedures, which PwC began immediately.

    On February 10, 1997, the Company's Board of Directors reviewed information that raised significant questions as to whether previously reported financial results contained material misstatements. A special committee consisting of independent members of the Company's Board of Directors, with the assistance of outside counsel and PwC, conducted an investigation regarding the financial statements and business affairs of the Company. The results of the investigation, which included significant restatements of financial statements for the Fiscal 1994 through Fiscal 1996 and interim periods during Fiscal 1997, are more fully described in the Company's Form 10-K/A filed in April 1998.

                                    PART III

    Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a)(1) Financial Statement. The financial statements required to be filed by
Item 8 are as follows:

                                                                             PAGE
                                                                             ----
Report of Independent Auditors.............................................   31

Consolidated Balance Sheets as of March 31, 1999 and 1998..................   33

Consolidated Statements of Operations for the twelve months ended March 31,
  1999 and 1998, and the nine months ended March 31, 1997..................   34

Consolidated Statements of Stockholders' Equity for the twelve months ended
  March 31, 1999 and 1998, and the nine months ended March 31, 1997........   35

Consolidated Statements of Cash Flows for the twelve months ended March 31,
  1999 and 1998, and the nine months ended March 31, 1997..................   36

Notes to Consolidated Financial Statements.................................   37

    (a)(2)Financial Statement Schedules. The financial statement schedule required to be filed herewith is included in Item 8 of this report:
       Schedule II--Valuation and Qualifying Accounts, page 46.

    All other schedules have been omitted either because they are not required or the information is included in the financial statements.

    (a)(3)Exhibits.

  ITEM                                                                                                         LOCATION
   NO.                                                    DESCRIPTION                                          SEE NOTE:
---------             -----------------------------------------------------------------------------------  -----------------

     3.1      --      Certificate of Incorporation (originally filed as Exhibit 3a)......................                 (3)

     3.2      --      Certificate of Amendment to the Certificate of Incorporation.......................                 (1)

     3.3      --      Amended and Restated By-Laws.......................................................                 (2)

     3.4      --      Shareholder Voting Agreement between Centennial Technologies, Inc. and the
                      Shareholders who are a party thereto, dated November 27, 1996......................                 (1)

     3.5      --      Certificate of Designations for Preferred Stock....................................     Filed Herewith

     4.1      --      Specimen Stock Certificate.........................................................                 (2)

     4.2      --      Rights Agreement, dated as of March 16, 1999.......................................     Filed Herewith

    10.1      --      Form of the Company's Domestic Distributor Agreement between the Company and its
                      domestic distributors (originally filed as Exhibit 10.10)..........................                 (3)

    10.2      --      Form of the Company's Agreement with its Manufacturer's Representatives (originally
                      filed as Exhibit 10.11)............................................................                 (3)

    10.3      --      Investment and Stockholders Agreement by and between Centennial Technologies, Inc.
                      and ViA, Inc., dated November 27, 1996 (originally filed as Exhibit 10.13).........                 (1)

  ITEM                                                                                                         LOCATION
   NO.                                                    DESCRIPTION                                          SEE NOTE:
---------             -----------------------------------------------------------------------------------  -----------------
    10.4      --      1994 Stock Option Plan, as amended (originally filed as Exhibit 10.1)..............                 (4)

    10.5      --      1994 Formula Stock Option Plan, as amended (originally filed as Exhibit 10.2)......                 (4)

    10.6      --      1999 Employee Stock Purchase Plan..................................................     Filed Herewith

    10.7      --      Key Employee Agreement between Centennial Technologies, Inc. and Donald R. Peck,
                      dated February 1, 1997 (originally filed as Exhibit 10.18).........................                 (1)

    10.8      --      Agreement to Provide Interim Management and Consulting Services Between Centennial
                      Technologies, Inc. and Jay Alix & Associates, dated February 17, 1997 (originally
                      filed as Exhibit 10.19)............................................................                 (1)

    10.9      --      Lease Agreement by and between Centennial Technologies, Inc. and Michael A.
                      Howland, as Trustee of the Hownat Trust, dated April 17, 1997 (originally filed as
                      Exhibit 10.27).....................................................................                 (5)

    10.10     --      Employment Agreement between Centennial Technologies, Inc. and L. Michael Hone,
                      effective August 19, 1997 (originally filed as Exhibit 10.31)......................                 (6)

    10.11     --      Key Employee Agreement between Centennial Technologies, Inc. and Richard N. Stathes
                      dated September 15, 1997 (originally filed as Exhibit 10.32).......................                 (6)

    10.12     --      Key Employee Agreement between Centennial Technologies, Inc. and Jacques Assour
                      dated as of April 1, 1998 (originally filed as Exhibit 10.1).......................                 (7)

    10.13     --      Letter Agreement between Centennial Technologies, Inc. and John C. Nugent dated as
                      of January 12, 1998 (originally filed as Exhibit 10.2).............................                 (7)

    10.14     --      $3,500,000 Revolving Note, dated November 20, 1998, made by Centennial
                      Technologies, Inc. and payable to the order of Fleet National Bank (originally
                      filed as Exhibit 10.3).............................................................                 (7)

    10.15     --      $1,500,000 Term Note, dated November 20, 1998, made by Centennial Technologies,
                      Inc. and payable to the order of Fleet National Bank (originally filed as Exhibit
                      10.4)..............................................................................                 (7)

    10.16     --      Letter Agreement, dated November 20, 1998, by and between Centennial Technologies,
                      Inc. and Fleet National Bank (originally filed as Exhibit 10.5)....................                 (7)

    10.17     --      Letter Agreement between Centennial Technologies, Inc. and John J. McDonald dated
                      January 20, 1998...................................................................                 (8)

    10.18     --      Executive Retention Agreement between Centennial Technologies, Inc. and L. Michael
                      Hone dated as of February 26, 1999.................................................     Filed Herewith

    10.19     --      Executive Retention Agreement between Centennial Technologies, Inc. and Richard N.
                      Stathes dated as of February 26, 1999..............................................     Filed Herewith

  ITEM                                                                                                         LOCATION
   NO.                                                    DESCRIPTION                                          SEE NOTE:
---------             -----------------------------------------------------------------------------------  -----------------
    10.20     --      Executive Retention Agreement between Centennial Technologies, Inc. and Jacques
                      Assour dated as of February 26, 1999...............................................     Filed Herewith

    10.21     --      Executive Retention Agreement between Centennial Technologies, Inc. and Donald R.
                      Peck dated as of February 26, 1999.................................................     Filed Herewith

    10.22     --      Executive Retention Agreement between Centennial Technologies, Inc. and Kathleen C.
                      Little dated as of February 26, 1999...............................................     Filed Herewith

    10.23     --      Executive Retention Agreement between Centennial Technologies, Inc. and John C.
                      Nugent dated as of February 26, 1999...............................................     Filed Herewith

    10.24     --      Letter Agreement between Centennial Technologies, Inc. and Kathleen C. Little dated
                      March 31, 1999.....................................................................     Filed Herewith

    21        --      Schedule of Subsidiaries...........................................................     Filed Herewith

    24.1      --      Consent of Ernst & Young LLP, Independent Auditors.................................     Filed Herewith

    24.2      --      Consent of PricewaterhouseCoopers LLP, Independent Auditors........................     Filed Herewith

    27        --      Financial Data Schedule............................................................     Filed Herewith

(1) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") on April 28, 1998.

(2) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A filed with the Commission on November 19, 1998.

(3) Incorporated by reference to the Exhibits to the Company's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

(4) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 6, 1998.

(5) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997.

(6) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q filed with the Commission on February 10, 1997.

(7) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q filed with the Commission on February 8, 1998.

(8) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K filed with the Commission on August 14, 1997.

    (b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed a Form 8-K on March 30, 1999 regarding the Company's Shareholder Rights Plan.

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                CENTENNIAL TECHNOLOGIES, INC.

Dated: June 4, 1999             By:             /s/ L. MICHAEL HONE
                                     -----------------------------------------
                                                  L. Michael Hone
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
     /s/ L. MICHAEL HONE          Officer
------------------------------    and Director (Principal       June 4, 1999
       L. Michael Hone            Executive Officer)

     /s/ WILLIAM J. SHEA        Chairman of the Board
------------------------------                                  June 4, 1999
       William J. Shea

     /s/ EUGENE M. BULLIS       Director
------------------------------                                  June 4, 1999
       Eugene M. Bullis

   /s/ STEVEN M. DEPERRIOR      Director
------------------------------                                  June 4, 1999
     Steven M. DePerrior

      /s/ JAY M. EASTMAN        Director
------------------------------                                  June 4, 1999
        Jay M. Eastman

    /s/ DAVID A. LOVENHEIM      Director
------------------------------                                  June 4, 1999
      David A. Lovenheim

     /s/ JOHN J. SHIELDS        Director
------------------------------                                  June 4, 1999
       John J. Shields

                                Secretary, Treasurer and
      /s/ DONALD R. PECK          General Counsel (Acting
------------------------------    Principal Financial and       June 4, 1999
        Donald R. Peck            Accounting Officer)