Form 10-Q
period 1999-06-26
CENTENNIAL TECHNOLOGIES INC
filed 1999-08-10
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                 THE TRANSITION PERIOD FROM        TO         .
                                            ------    --------

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

        As of August 4, 1999, there were 3,161,229 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

           PART I. FINANCIAL INFORMATION (UNAUDITED)                                        PAGE NUMBER
                                                                                            -----------

                   Item 1.  Financial Statements                                                   3

                          Consolidated Balance Sheets at June 26, 1999 and March 31, 1999          3

                          Consolidated Statements of Income for three months ended                 4
                          June 26, 1999 and June 27, 1998

                          Consolidated Statements of Cash Flows for three months ended             5
                          June 26, 1999 and June 27, 1998

                          Notes to Consolidated Financial Statements                               6

                   Item 2.  Management's Discussion and Analysis of Financial                     11
                                Condition and Results of Operations


           PART II. OTHER INFORMATION

                   Item 1.  Legal Proceedings                                                     21
                   Item 2.  Changes in Securities                                                 22
                   Item 3.  Defaults Upon Senior Securities                                       22
                   Item 4.  Submission of Matters to a Vote of Security Holders                   22
                   Item 5.  Other Information                                                     22
                   Item 6.  Exhibits and Reports on Form 8-K                                      23

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                June 26,      March 31,
                                                                                                  1999          1999
                                                                                                  ----          ----
                                                                                               (UNAUDITED)

                                                 ASSETS
            Current assets:
                 Cash and cash equivalents....................................................$    1,220     $   4,922
                 Short-term investments.......................................................     5,385         2,500
                 Trade accounts receivable, net...............................................     3,877         3,726
                 Recoverable income taxes.....................................................       125           125
                 Inventories..................................................................     3,008         3,049
                 Other current assets.........................................................       273           231
                                                                                              ----------     ---------
            Total current assets..............................................................    13,888        14,553

            Equipment and leasehold improvements..............................................     4,477         3,967
                 Less: accumulated depreciation and amortization..............................    (1,777)       (1,508)
                                                                                              -----------    ----------
                                                                                                   2,700         2,459
            Other assets......................................................................        90            92
            Investment in former affiliate....................................................     1,700         1,700
                                                                                              ----------     ---------

            Total assets......................................................................$   18,378     $  18,804
                                                                                              ----------     ---------
                                                                                              ----------     ---------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
                 Accounts payable and accrued expenses........................................$    6,106     $   7,072
                 Current portion of obligations under capital.................................        82            36
                                                                                              ----------     ---------
            Total current liabilities.........................................................     6,188         7,108

            Long-term obligations under capital leases........................................       273            --

            Contingencies (Note 7)

            Stockholders' equity:
                 Preferred Stock, $.01 par value; 1,000,000 shares
                 authorized, none issued......................................................        --            --
            Common Stock, $.01 par value; 50,000,000 shares authorized, 3,167,000 issued and outstanding at June 26, 1999 and 2,569,000 issued and
              outstanding at March 31, 1999...................................................       205           205
            Additional paid-in capital........................................................    84,205        84,200
            Accumulated deficit...............................................................   (72,466)      (72,697)
            Accumulated other comprehensive income............................................       (27)          (12)
                                                                                              -----------    ----------
            Total stockholders' equity........................................................    11,917        11,696
                                                                                              ----------     ---------

            Total liabilities and stockholders' equity........................................$   18,378     $  18,804
                                                                                              ----------     ---------
                                                                                              ----------     ---------


 The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                         June 26,         June 27,
                                                                                           1999             1998
                                                                                           ----             ----

                          Net sales..............................................     $     6,681     $     6,235
                          Cost of goods sold ....................................           4,556           4,590
                                                                                      -----------     -----------
                                  Gross profit...................................           2,125           1,645

                          Operating expenses:
                               Engineering, research and development.............             145             202
                               Selling, general and administrative expenses......           1,844           1,408
                                                                                      -----------     -----------
                                    Operating income.............................             136              35

                          Other income, net......................................              38              --
                          Net interest income....................................              67              64
                                                                                      -----------     -----------
                                    Income before taxes..........................             241              99

                          Income taxes...........................................              10              --
                                                                                      -----------     -----------

                                    Net income...................................     $       231     $        99
                                                                                      -----------     -----------
                                                                                      -----------     -----------


                          Net income per share -- basic...........................    $      .07      $      .04
                          Net income per share -- diluted.........................    $      .07      $      .04
                          Weighted average shares outstanding -- basic............          3,167           2,312
                          Weighted average shares outstanding -- diluted...........         3,426           2,446


 The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                       June 26,         June 27,
                                                                                         1999             1998
                                                                                         ----             ----

                Cash flows from operating activities:
                     Net income..............................................       $       231      $        99
                     Adjustments to reconcile net income to net cash
                      used in operating activities:
                     Depreciation and amortization...........................               269              264
                     Provision for loss on accounts receivable...............               --            (   22)
                     Provision for loss on inventory.........................            (  145)          (  279)
                     Change in operating assets and liabilities:
                          Accounts receivable................................            (  151)          (  169)
                          Inventories........................................               186              882
                          Other assets.......................................            (   40)             508
                          Income taxes payable...............................                10               --
                          Accounts payable and accrued expenses..............            (  976)          (1,488)
                                                                                    ------------     ------------
                          Net cash used in operating activities..............            (  616)          (  205)

                Cash flows from investing activities:
                     Capital expenditures....................................            (  150)          (  113)
                     Purchase of short-term investments......................            (2,885)              --
                     Investment in former affiliates.........................               --                 6
                                                                                    -----------      -----------
                          Net cash used in investing activities..............            (3,035)          (  107)

                Cash flows from financing activities:
                     Payments on equipment lease financing...................            (   41)          (   20)
                     Foreign currency translation of equity investment.......            (   10)              --
                                                                                    ------------     -----------
                          Net cash used in financing activities..............            (   51)          (   20)
                                                                                    ------------     -----------

                Net decrease in cash and cash equivalents....................            (3,702)         (   332)
                Cash and cash equivalents at beginning of period.............             4,922            5,358
                                                                                    -----------      -----------

                Cash and cash equivalents at end of period...................       $     1,220      $     5,026
                                                                                    ------------     -----------
                                                                                    ------------     -----------

                Supplemental disclosure of cash flow information:
                   Acquisition of equipment through capital lease                   $       360      $        --
                   transaction...............................................       ------------     -----------
                                                                                    ------------     -----------

 The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

   BASIS OF PRESENTATION

    The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior reported financial statements to conform to the fiscal 2000 presentation.

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

    These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal period ended March 31, 1999 along with any other filing with the Securities and Exchange Commission since March 31, 1999.

 FISCAL YEAR

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

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. At June 26, 1999, substantially all of the Company's cash, cash equivalents and short-term investments were held by one financial institution. The Company primarily sells and grants credit to domestic and foreign original equipment manufacturers and distributors. The Company extends credit based on an evaluation of the customer's financial condition and generally does not require collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At June 26, 1999 and March 31, 1999, the allowance for doubtful accounts was $700,000 and $795,000, respectively.

    For the three months ended June 26, 1999, two customers represented 23% of the Company's sales. For the first quarter of the prior year another customer represented 32% of the Company's sales. For the quarter ended June 26, 1999 sales to this customer represented 5% of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the first quarter of fiscal 2000 and fiscal 1999 represented 15% and 3%, respectively, of the Company's sales. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    Approximately 17% and 9% of the Company's sales for the three months ended June 26, 1999 and June 27, 1998, respectively, were outside the United States, primarily in several Western European countries. No one country comprised more than 10% of the Company's sales.

3.  EARNINGS PER SHARE

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

     On July 20, 1999, the Company's shareholders approved a one-for-eight reverse stock split for shareholders of record as of the close of business on July 22, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect a one-for-eight reverse stock split of the Company's common stock, which was effective as of the opening of the stock market on July 23, 1999.

     The following table sets forth the computation of earnings per share (in thousands, except per share data). All shares issuable in connection with the settlement of the Consolidated Litigation described in Note 7 are included in the weighted average shares outstanding calculation as of July 20, 1998, the date on which the Company's settlement of the Consolidated Litigation became effective.


                                              THREE MONTHS      THREE MONTHS
                                             ENDED JUNE 26,    ENDED JUNE 27,
                                                 1999               1998
                                                 ----               ----
                                             (UNAUDITED)        (UNAUDITED)

BASIC EARNINGS PER SHARE

Numerator

   Net earnings                                $  231             $   99
Denominator
   Common shares outstanding                    3,167              2,312
                                               ------             ------
Basic earnings per share                       $  .07             $  .04
                                               ------             ------
                                               ------             ------

DILUTED EARNINGS PER SHARE
Numerator
   Net earnings                                $  231             $   99
Denominator
   Common shares outstanding                    3,167              2,312
   Stock options                                  259                134
                                               ------             ------
   Shares used in computing diluted earnings
     per share                                  3,426              2,446
                                               ------             ------
Diluted earnings per share                     $  .07             $  .04
                                               ------             ------
                                               ------             ------

4.  INVENTORIES

    Inventories consisted of (in thousands):


                                                                            JUNE 26,     MARCH 31,
                                                                              1999         1999
                                                                          ---------      --------
                 Raw material, primarily electronic components.......     $   1,745      $  1,709
                 Work in process.....................................           320           399
                 Finished goods......................................           943           941
                                                                          ---------      --------
                                                                          $   3,008      $  3,049
                                                                          ---------      --------
                                                                          ---------      --------

    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability and pricing of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"), as to which the customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment, which was included in other income in the second quarter of fiscal 1999, and the right to retain and sell the Custom Inventory at issue. The Company sold a portion of the Custom Inventory during fiscal 1999, and sold the remaining portions of the Custom Inventory during the three months ended June 26, 1999 for approximately $.8 million, which has been included in net sales.

5.  INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

    Since October 1996, the Company has held an equity interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer.

    On February 4, 1998, Century redeemed a portion of the Company's debt and equity holdings in Century in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of certain interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment.

6.  DEBT

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, and are secured by substantially all of the Company's assets. At June 26, 1999 and March 31, 1999 the Company had no outstanding borrowings under these credit facilities.

LEASES

    In April, 1999, the Company entered into a five year lease for a new piece of manufacturing equipment. Monthly payments under this lease of $6,318 commenced in April 1999.

7.  CONTINGENCIES

     CLASS ACTION LITIGATION. Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also asserted claims against some or all of the Company's Board of Directors, and some complaints asserted claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, were also named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

     On and after February 26, 1997, four complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased the Company's Common Stock on February 25, 1997. The complaint also named the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and alleged violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 25 Securities Litigation").

     On January 13, 1998, a plaintiff purporting to represent classes of shareholders who purchased the Company's Common Stock on February 27, 1997 filed a complaint in the United States District Court for the District of Massachusetts. The Complaint also named the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and Mr. Ramaekers' employer, Jay Alix & Co., and alleged violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 27 Securities Litigation").

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

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998 and the Settlement Agreement became effective on July 20, 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. All shares issuable in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

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

     On November 13, 1998, the Company reached an agreement to settle the WebSecure Securities Litigation. The settlement agreement contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. The form of the settlement agreement has been approved preliminarily by the Court, and notice to class members of the proposed settlement will be provided. Thereafter, the Court will rule on any objections to the settlement agreement and determine whether it should be finally approved. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the Court will approve the settlement agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

8.  COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Comprehensive loss is comprised of cumulative translation adjustments and was $15,000 and $0 for the three months ended June 26, 1999 and June 27, 1998, respectively.


9.  SEGEMENTS OF BUSINESS ENTERPRISE

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

    CENTENNIAL TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, the Company's customer base, future developments involving certain investments, assessments regarding systems required to address Year 2000 issues, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Risk Factors", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the heading "Risk Factors." These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:


                                                               THREE MONTHS ENDED
                                                               ------------------
                                                           JUNE 26,           JUNE 27,
                                                             1999               1998
                                                             ----               ----

Net sales.........................................          100.0%              100.0%
Cost of goods sold................................           68.2                73.6
                                                      -----------         -----------
   Gross profit...................................           31.8                26.4

Operating expenses:
  Engineering, research and development costs.....            2.2                 3.2
  Selling, general and administrative expenses....           27.6                22.6
                                                      -----------         -----------
     Operating income ............................            2.0                  .6

Other income, net.................................             .6                 --
Net interest income...............................            1.0                 1.0
                                                      -----------         -----------
     Income before taxes..........................            3.6                 1.6

Income taxes......................................             .1                  --
                                                      -----------         -----------
     Net income...................................            3.5%                1.6%
                                                      -----------         -----------
                                                      -----------         -----------

QUARTER ENDED JUNE 26, 1999 AND JUNE 27, 1998

    NET SALES.

    Net sales increased 7% to $6.7 million in the quarter ended June 26, 1999 compared to $6.2 million in the same period a year ago. The increase in sales was primarily due to a 25% increase in the volume of PC cards sold in fiscal 2000 as compared to fiscal 1999 partially offset by a 14% decline in the average selling price of the Company's products during the same period. Decreasing component costs between periods and competitive pricing pressures contributed to the decrease in the average selling price of the Company's products. The Company expects component costs to increase for the remainder of fiscal 2000, which the Company believes should reverse the downward trend in its average selling price. There can be no assurance that if component costs rise the Company will be able to increase its average selling price or that competitive pricing pressures will not adversely affect the average selling price. The Company believes there may be shortages of certain of its components, particularly with respect to flash memory. Any such shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the three months ended June 26, 1999, two customers represented 23% of the Company's sales. For the same period of the prior year another customer represented 32% of sales. For the quarter ended June 26, 1999 sales to this customer represented 5% of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the first quarter of fiscal 2000 and fiscal 1999 represented 15% and 3%, respectively, of the Company's sales. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    Sales outside of the United States represented 17% and 9% of sales for the quarters ended June 26, 1999 and June 27, 1998, respectively.

    COSTS OF GOODS SOLD.

    Cost of goods sold remained unchanged at $4.6 million for the three months ended June 26, 1999 compared to the same period a year ago. Gross margins were 32% for the quarter ended June 26, 1999 compared to 26% for the quarter ended June 27, 1998. During the quarter ended June 26, 1999, the Company sold the remaining portions of some customized inventory for approximately $0.8 million, of which $145,000 had been previously fully reserved due to a dispute with the customer for whom the customized cards were originally produced and who had attempted to cancel the order. The gross margins, excluding this sale of fully reserved inventory, was 30%. The Company believes costs of certain of its component memory devices will increase during fiscal 2000. There can be no assurance the Company will be able to increase its average selling price to offset such component cost increases which might adversely affect the Company's gross margin.

    ENGINEERING, RESEARCH AND DEVELOPMENT COSTS.

     Engineering, research and development costs were $145,000 for the three months ended June 26, 1999 compared to $202,000 for the quarter ended June 27, 1998. The lower engineering costs for the quarter ended June 26, 1999 are due generally to lower engineering material costs. The Company expects engineering, research and development costs to be higher in future quarters.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses increased to $1.8 million for the quarter ended June 26, 1999 compared to $1.4 million in the same period a year ago. The $.4 million increase in expenses is attributed to $.5 million refund in directors and officers liability insurance premiums on policies that were rescinded in February 1997, which refund was recorded in the first quarter of fiscal 1999 and higher operating costs due to an increase in personnel for the quarter ended June 26, 1999. Selling, general and administrative expenses are expected to continue to be higher during fiscal 2000.

    OTHER INCOME.

    Net interest income was $67,000 for the quarter ended June 26, 1999 compared to $64,000 for the quarter ended June 27, 1998.

    EARNINGS PER SHARE.

    On July 20, 1999, the Company's shareholders approved a one-for-eight reverse stock split of its common stock, which was effective as of the opening of the stock markets on July 23, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect the reverse stock split. The increase in the weighted average shares outstanding from the first quarter of fiscal 1999 compared to the first quarter of fiscal 2000 reflects the pending distribution of 854,300 shares in settlement of class action litigation which became effective during the second quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since the Company's inception, it has financed its operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations.

    The Company experienced significant losses from operations prior to fiscal 1999. The Company has taken measures since the firing of its former Chief Executive Officer in February 1997 to reduce those losses, including the following: hiring new senior management, reducing various expenses and implementing new cost controls. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to assure profitability or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company. Management believes the existing cash and cash equivalents, short-term investments and available financing arrangements will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the foreseeable future.

OPERATING ACTIVITIES

     At June 26, 1999, working capital increased to approximately $7.7 million, compared to working capital of $7.4 million at March 31, 1999, due principally to positive operating income of $231,000, depreciation and amortization of $269,000 offset by net capital expenditures of $150,000.

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets. At June 26, 1999 and March 31, 1999, the Company had no outstanding borrowings under these credit facilities.

INVESTING TRANSACTIONS

    Net capital expenditures amounted to $510,000 in the quarter ended June 26, 1999 compared to $113,000 in the quarter ended June 27, 1998. As of June 26, 1999, the Company had remaining obligations of $355,000 on equipment financing leases.

    The Company had no commitments as of June 26, 1999 for future capital equipment expenditures in fiscal year 2000.

FINANCING TRANSACTIONS

         In April 1999, the Company entered into a five-year lease for a new piece of manufacturing equipment. Monthly payments under this lease of $6,318 commenced in April 1999.

INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

    Since October 1996, the Company has held an equity interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer.

    On February 4, 1998, Century redeemed a portion of the Company's debt and equity holdings in Century in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of certain interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment.

CONTINGENCIES

     The Company is a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. See "Item 1 --Legal Proceedings." The Company has been granted final approval of its proposed settlement of these suits, has issued cash and stock in satisfaction of its obligations to the class action plaintiffs in the Consolidated Litigation, and believes that such lawsuits will be settled substantially in accordance with the description contained in "Item 1 -- Legal Proceedings." The Company believes that such settlements will not have a material adverse impact on its liquidity. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Securities Litigation of $20.0 million, representing the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement.

     There can be no assurance that claims by shareholders who opted not to participate in the class action settlement will not be material, or that the claims against Lawrence J. Ramaekers, the Company's former interim Chief Executive Officer, in connection with the February 25 Securities Litigation and the February 27 Securities Litigation, as to which the Company may have indemnification obligations will be settled. An unfavorable outcome to the Company in these matters could have a material adverse affect on the Company's liquidity, business, financial condition and results of operations.




RISK FACTORS

    From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed below.

    LOSSES IN PRIOR PERIODS; LIQUIDITY AND FINANCING RISKS.

    The Company has experienced significant losses from operations from fiscal 1994 through fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" for discussion of these losses in prior periods.

    DEPENDENCE ON MAJOR CUSTOMERS.

    For the three months ended June 26, 1999, two customers represented 23% of the Company's sales. For the first quarter of the prior year another customer represented 32% of sales. For the first quarter of fiscal 2000 sales to this customer represented 5% of the Company's sales. During fiscal 1999, this customer engaged contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the first quarter of fiscal 2000 and fiscal 1999 represented 15% and 3%, respectively, of the Company's sales. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

    DECLINING AVERAGE SALES PRICES.

    The Company has experienced, and may in the future experience, declining average sales prices for its products. The data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which may result in a further decline in average sales prices for the Company's products. The Company believes that it must continue to achieve manufacturing costs reductions, develop new products that incorporate customized features and increase its volume of PC card sales in order to offset the effect of these declining average sales prices. If the Company were not able to achieve such cost reductions, develop new customized products or increase its unit sales volumes, each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     HISTORICAL SINGLE PRODUCT CONCENTRATION.

     PC cards and related services constitute 100% of the Company's sales for fiscal 1999 and the first quarter of fiscal 2000. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

In addition, market conditions are expected to lead to intensified price competition for the Company's products and services, which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will compete successfully in the future.

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

     The Company has established a Year 2000 readiness team to assess the impact of the Year 2000 issue on the Company, and to coordinate testing and remediation activities. In general, the Company's products do not perform date related processing and are not materially affected by Year 2000 issues. Product testing has uncovered no Year 2000 problems, and investigation into product design, specifically firmware and microcode, has uncovered no design assumptions or application programming interfaces that would cause Year 2000 problems. The Company has also sample tested 100% of its manufacturing, testing and labeling equipment and uncovered no Year 2000 problems. The Company has not specifically tested software obtained from its customers that is incorporated into its products for such customers, which may in some cases involve date related processing, but the Company has sought assurances from all of its customers that provide the Company with software for incorporation into the Company's products that the software is Year 2000 compliant, as well as a disclaimer of liability and indemnification should any Year 2000 issues arise with regard to the customer's software. The Company has only received a few responses to date and has not found any issues with these responses. There can be no assurance that the Company will be successful in obtaining from these customers such assurance or indemnification.

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

     The Company believes its tertiary business information system is Year 2000 compliant. The Company believes that over 95% of its desktop PC hardware units are Year 2000 compliant. The majority of the software used on these systems and network servers is composed of recent versions of vendor supported, commercially available products that the Company believes are Year 2000 compliant. Upgrading these applications as respective vendors release Year 2000 compliant patches has not been a significant burden on the Company. The Company has also replaced and tested one operating system that was not and could not be modified to become year 2000 compliant. The cost for this new system was not material.

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

     During fiscal 1999, the Company initiated formal communications with its key suppliers and customers regarding their Year 2000 readiness status. The Company has analyzed the responses received from its key suppliers and customers and is following up with those who have not yet provided a formal response. The Company received substantially all off its responses from its key suppliers and has found these responses to indicate suppliers to be Year 2000 compliant. The Company has only received a few responses from its Customers. There can be no assurance that the Company will be successful in obtaining from these vendors or customers such responses. While suppliers and customers may indicate that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, the Company can provide no assurances that the Company's key suppliers and customers have, or will have technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company's customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is in the process of preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company expects to complete its contingency plans during the second quarter of fiscal 2000, which plans may thereafter be revised from time to time as deemed appropriate. Should previously undetected Year 2000 problems be found in systems that support the Company's on-going operations or other systems, these systems will be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's need without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

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

     RISKS OF INTERNATIONAL OPERATIONS AND EURO CURRENCY.

     For the three months ended June 26, 1999 and June 27, 1998, the Company derived approximately 17% and 9%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     Beginning in 1999, 11 member countries of the European union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. The Company is continuing to assess the Euro's impact on its business. The Company is reviewing the ability of its accounting and information systems to handle the conversion, the legal and contractual implications of agreements, as well as pricing strategies. The Company expects that any additional modifications to its operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on its operations. However, there can be no assurance that the Company will be able to modify successfully all systems and contracts to comply with Euro requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued expenses. The Company believes all of the carrying amounts approximate fair value.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     CLASS ACTION LITIGATION. Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 35 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against the Company under Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. The complaints also asserted claims against some or all of the Company's Board of Directors, and some complaints asserted claims against certain of the Company's nondirector officers, under Section 20(a) of the 1934 Act, as well as the same state law claims asserted against the Company. The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), the Company's lead underwriter for its March 1996 subsequent public offering, Needham & Company, Inc., and a financial advisory subscription company, Cabot Heritage Corporation, were also named in some of the suits. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock between the Company's initial public offering on April 12, 1994 and February 10, 1997 (the "Centennial Securities Litigation").

     On and after February 26, 1997, four complaints were filed in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased the Company's Common Stock on February 25, 1997. The complaint also named the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and alleged violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 25 Securities Litigation").

     On January 13, 1998, a plaintiff purporting to represent classes of shareholders who purchased the Company's Common Stock on February 27, 1997 filed a complaint in the United States District Court for the District of Massachusetts. The Complaint also named the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and Mr. Ramaekers' employer, Jay Alix & Co., and alleged violations of Sections 10(b) and 20(a) of the 1934 Act (the "February 27 Securities Litigation").

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

     The Court granted final approval of the Settlement Agreement of the Consolidated Litigation on April 29, 1998 and the Settlement Agreement became effective on July 20, 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. All shares issuable in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

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

     On November 13, 1998, the Company reached an agreement to settle the WebSecure Securities Litigation. The settlement agreement contemplates that the Company and certain of its officers and directors would be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's Common Stock and the payment to the class of up to $50,000 for notice and administrative costs. The form of the settlement agreement has been approved preliminarily by the Court, and notice to class members of the proposed settlement will be provided. Thereafter, the Court will rule on any objections to the settlement agreement and determine whether it should be finally approved. If a sufficiently large number of class members opt not to participate in the settlement agreement, the agreement may by withdrawn. No assurance can be given that the Court will approve the settlement agreement, or that, if such approval is obtained, that a material number of class members will not decline to participate in the settlement.

ITEM 2. CHANGES IN SECURITIES

     On April 30, 1999, the Company's Board of Directors adopted the following two provisions to Article II of the Company's Amended and Restated Bylaws relating to the conduct of stockholders meetings:

         "Section 4. Special Meetings. Special meetings of the stockholders may be called for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, as amended, by the Chairman of the Board, if any, or the President, and shall be called by the President or Secretary at the request, in writing, of a majority of the Board of Directors. Such request shall state the purpose of the proposed meeting. "

         "Section 14. Limitations on Calling of Meetings. Meetings of the stockholders may be called only as expressly provided for in the Certificate of Incorporation of the Corporation, in these Bylaws or as otherwise required by statute."

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

       (b) Reports on Form 8-K. During the quarter ended June 26, 1999 the Company filed no reports on Form 8-K.


ITEM
NO.      DESCRIPTION
---      -----------

3.1      Amended and Restated Bylaws of Centennial Technologies, Inc.

10.1 Lease Agreement by and between Centennial Technologies, Inc. and Crocker Capital

27       Financial Data Schedule

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     CENTENNIAL TECHNOLOGIES, INC.


Dated: August 10, 1999               BY:     /s/ L. MICHAEL HONE
                                     ---------------------------------
                                              L. Michael Hone
                                     President and Chief Executive Officer



Dated: August 10, 1999               BY:     /s/ RICHARD J. PULSIFER
                                     -----------------------------------
                                               Richard J. Pulsifer
                                             Chief Financial Officer