Form 10-Q
period 1999-09-25
CENTENNIAL TECHNOLOGIES INC
filed 1999-11-09
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACTS OF 1934 FOR
                 THE TRANSITION PERIOD FROM ______ TO ________.

                         COMMISSION FILE NUMBER 1-12912

                            ------------------------

                          CENTENNIAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                                  04-2978400
          (State Or Other Jurisdiction                       (IRS Employer
       Of Incorporation Or Organization)                Identification Number)

         7 LOPEZ ROAD, WILMINGTON, MASSACHUSETTS                       01887
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

     As of November 4, 1999, there were 3,167,529 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)                                      PAGE NUMBER
                                                                               -----------
        Item 1.  Financial Statements                                                  3

               Consolidated Balance Sheets at September 25, 1999 and March             3
               31, 1999

               Consolidated Statements of Income for three and six months              4
               ended September 25, 1999 and September 26, 1998

               Consolidated Statements of Cash Flows for six months ended              5
               September 25, 1999

               Notes to Consolidated Financial Statements                              6

        Item 2.  Management's Discussion and Analysis of Financial                    11
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                   21
         Item 2.  Changes in Securities                                               22
         Item 3.  Defaults Upon Senior Securities                                     22
         Item 4.  Submission of Matters to a Vote of Security Holders                 22
         Item 5.  Other Information                                                   23
         Item 6.  Exhibits and Reports on Form 8-K                                    23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                         SEPTEMBER 25,   MARCH 31,
                                                                                              1999          1999
                                                                                              ----          ----
                                                                                          (UNAUDITED)

                                             ASSETS
         Current assets:
              Cash and cash equivalents..............................................      $  5,471     $   4,922
              Short-term investments.................................................         2,898          2,500
              Trade accounts receivable, net.........................................         3,975         3,726
              Recoverable income taxes...............................................           125           125
              Inventories............................................................         3,811         3,049
              Other current assets...................................................           142           231
                                                                                           --------     ---------
         Total current assets........................................................        16,422        14,553

         Equipment and leasehold improvements........................................         3,815         3,967
              Less: accumulated depreciation and amortization........................        (1,725)       (1,508)
                                                                                           ---------    ----------
                                                                                              2,090         2,459
         Other assets................................................................            80            92
         Investment in former affiliate..............................................         1,700         1,700
                                                                                           --------     ---------

         Total assets................................................................      $ 20,292     $  18,804
                                                                                           ========     =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
              Accounts payable and accrued expenses...................................     $  7,796     $   7,072
              Current portion of obligations under capital leases.....................           70            36
                                                                                           --------     ---------
         Total current liabilities....................................................        7,866         7,108

         Long-term obligations under capital leases...................................          255            --

         Contingencies (Note 7)

         Stockholders' equity:
              Preferred Stock, $.01 par value; 1,000,000 shares
              authorized, none issued.................................................           --            --
         Common Stock, $.01 par value; 6,250,000 shares authorized, 3,168,000 issued and outstanding at September 25, 1999 and 2,569,000 issued and
           outstanding at March 31, 1999..............................................           32            26
         Additional paid-in capital...................................................       83,797        84,379
         Accumulated deficit..........................................................      (71,628)      (72,697)
         Accumulated other comprehensive loss.........................................          (30)          (12)
                                                                                           ---------    ----------
         Total stockholders' equity...................................................       12,171        11,696
                                                                                           --------     ---------

         Total liabilities and stockholders' equity...................................     $ 20,292     $  18,804
                                                                                           ========     =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         ------------------                 ----------------
                                                                   SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,     SEPTEMBER 26,
                                                                       1999             1998              1999             1998
                                                                       ----             ----              ----             ----

          Net sales.............................................. $     7,633      $     6,151      $    14,314       $    12,386
          Cost of goods sold ....................................       5,137            4,241            9,693             8,831
                                                                  -----------      -----------      -----------       -----------
                  Gross profit...................................       2,496            1,910            4,621             3,555

          Operating expenses:

               Research and development..........................         417              167              621               369
               Selling, general and administrative expenses......       1,910            1,490            3,695             2,898
                                                                  -----------      -----------      -----------       -----------
                    Operating income.............................         169              253              305               288

          Loss on disposal of equipment..........................        (344)               -             (306)                -
          Proceeds from resolution of customer dispute...........           -            1,600                -             1,600
          Loss on investment activity............................           -             (733)               -              (733)
          Revision of an estimate of a litigation settlement.....         940                -              940                 -
          Net interest income....................................          83               81              150               145
                                                                  -----------      -----------      -----------       -----------
                    Income before taxes..........................         848            1,201            1,089             1,300

          Income taxes...........................................          10                -               20                 -
                                                                  -----------      -----------      -----------       -----------
                    Net income................................... $       838      $     1,201      $     1,069       $     1,300
                                                                  ===========      ===========      ===========       ===========

          Net income per share - basic........................... $       .26      $       .41      $       .34       $       .49
          Net income per share - diluted......................... $       .26      $       .41      $       .33       $       .49

          Weighted average shares outstanding - basic............       3,172            2,951            3,170             2,637
          Weighted average shares outstanding - diluted..........       3,221            2,951            3,248             2,658


                   The accompanying notes are an integral part of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                  ----------------------------------
                                                                                   SEPTEMBER 25,    SEPTEMBER 26,
                                                                                       1999              1998
                                                                                       ----              ----

                  Cash flows from operating activities:
                       Net income..............................................   $     1,069      $     1,300
                       Adjustments to reconcile net income to net cash
                        used in operating activities:
                       Depreciation and amortization...........................           567              539
                       Loss on disposal of equipment...........................           344                -
                       Provision for (Recovery of) loss on accounts receivable.           (75)              90
                       Provision for loss on investments.......................             -              733
                       Recovery of loss on inventory...........................          (145)               -
                       Revision of an estimate of a litigation settlement......          (940)               -
                       Change in operating assets and liabilities:
                            Accounts receivable................................          (174)             129
                            Inventories........................................          (617)             850
                            Other assets.......................................           101              541
                            Income taxes payable...............................            (7)               -
                            Accounts payable and accrued expenses..............           591           (1,266)
                                                                                  -----------      ------------
                            Net cash used in operating activities..............         1,255            2,916

                  Cash flows from investing activities:
                       Capital expenditures....................................          (182)            (261)
                       Disposal of capital equipment...........................             -               12
                       Proceeds from sale of securities held to maturity.......         2,500                -
                       Purchase of short-term investments......................        (2,898)               -
                                                                                  ------------     -----------
                            Net cash used in investing activities..............          (581)            (249)

                  Cash flows from financing activities:
                       Payments for fractional shares resulting from split.....           (40)               -
                       Proceeds from ESPP shares issued........................             4                -
                       Payments on equipment lease financing...................           (71)             (35)
                                                                                  ------------     ------------
                            Net cash used in financing activities..............          (107)             (35)
                                                                                  ------------     ------------
                  Effect of exchange rate changes on cash.....................            (18)               -
                                                                                  ------------     ------------
                  Net decrease in cash and cash equivalents....................           549            2,632
                  Cash and cash equivalents at beginning of period.............         4,922            5,358
                                                                                  -----------      -----------

                  Cash and cash equivalents at end of period...................   $     5,471      $     7,990
                                                                                  ===========      ===========

                  Supplemental disclosure of noncash investing and financing activities :

                       Acquisition of equipment through capital lease transaction        $360      $         -
                                                                                  ===========      -----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

BASIS OF PRESENTATION

    The consolidated financial statements of Centennial Technologies, Inc. (the "Company") include the accounts of the Company and all wholly owned subsidiaries. Investments in companies in which the company's ownership interests range from 20 to 50 percent and in which the company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior reported financial statements to conform to the fiscal 2000 presentation.

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

    These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 along with any other filing with the Securities and Exchange Commission since March 31, 1999.

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

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. At September 25, 1999, substantially all of the Company's cash, cash equivalents and short-term investments were held by one financial institution. The Company primarily sells and grants credit to domestic and foreign original equipment manufacturers and distributors. The Company extends credit based on an evaluation of the customer's financial condition and generally does not require collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At September 25, 1999 and March 31, 1999, the allowance for doubtful accounts was $520,000 and $795,000, respectively.

    For the three and six months ended September 25, 1999, no individual customer represented 10% of the Company's sales. For the three and six months ended September 26, 1998, one customer represented 19% and 26%, respectively of the Company's sales. For the three and six months ended September 25, 1999, sales to this customer represented 4% of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the three and six months ended September 25, 1999 represented 15% and 14%, respectively of the Company's sales. For the three and six months ended September 26, 1998 sales to these contract manufacturers represented 7% and 5%, respectively of the Company's sales. One of these contract manufacturers recently announced a merger with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    Approximately 19% and 12% of the Company's sales for the three months ended September 25, 1999 and September 26, 1998, respectively, were outside the United States. For the six months ended September 25, 1999 and September 26, 1998, sales outside the United States were approximately 19% and 10%, respectively, of the Company's sales. Sales outside the United States are primarily in several Western European countries. No one country comprised more than 10% of the Company's sales in any of the three and six month periods ended September 25, 1999 or September 26, 1998.

3.  NET INCOME PER SHARE

     The Company computes net income per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share includes all potentially dilutive securities.

     On July 20, 1999, the Company's shareholders approved a one-for-eight reverse split of the common stock for shareholders of record as of the close of business on July 22, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect a one-for-eight reverse stock split of the Company's common stock, which was effective as of the opening of the over-the-counter Bulletin Board on July 23, 1999.

     The following table sets forth the computation of net income per share (in thousands, except per share data). All shares issuable in connection with the settlement of the Consolidated Litigation described in Note 7 are included in the weighted average shares outstanding calculation as of July 20, 1998, the date on which the Company's settlement of the Consolidated Litigation became effective.

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 ------------------                 ----------------
                                            SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,   SEPTEMBER 26,
                                                1999             1998              1999            1998
                                               ------           ------            ------           ------
BASIC NET INCOME PER SHARE
Numerator
   Net income ..............................   $  838           $1,201            $1,069           $1,300
Denominator
   Common shares outstanding ...............    3,172            2,951             3,170            2,637
                                               ------           ------            ------           ------
Basic net income per share .................   $  .26           $  .41            $  .34           $  .49
                                               ======           ======            ======           ======

DILUTED NET INCOME PER SHARE
Numerator
   Net income ..............................   $  838           $1,201            $1,069           $1,300
Denominator
   Common shares outstanding ...............    3,172            2,951             3,170            2,637
   Stock options ...........................       49             --                  78               21
                                               ------           ------            ------           ------
   Shares used in computing diluted earnings
     per share .............................    3,221            2,951             3,248            2,658
                                               ------           ------            ------           ------
Diluted net income per share ...............   $  .26           $  .41            $  .33           $  .49
                                               ======           ======            ======           ======

4.  INVENTORIES

    Inventories consisted of (in thousands):

                                                              SEPTEMBER 25,      MARCH 31,
                                                                   1999             1999
                                                                   ----             ----

       Raw material, primarily electronic components.......   $   2,717         $  1,709
       Work in process.....................................         454              399
       Finished goods......................................         640              941
                                                              ---------         --------
                                                              $   3,811         $  3,049
                                                              =========         ========

    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability and pricing of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"), as to which the customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment, which was included in other income in the second quarter of fiscal 1999, and the right to retain and sell the Custom Inventory at issue. The Company sold portions of the Custom Inventory during the six months ended September 26, 1998 and September 25, 1999 for approximately $0.5 million and $0.8 million, respectively, which have been included in net sales.

5.  INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

    Since October 1996, the Company has held an equity interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer.

    On February 4, 1998, Century redeemed a portion of the Company's debt and equity holdings in Century in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of certain interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 5%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. In August 1999, Century filed a registration statement with the Securities and Exchange Commission in preparation for a planned initial public offering of Century's common stock at an estimated price between $8.00 and $10.00 per share. The preferred shares that Centennial owns are convertible into 667,667 shares of Century's common stock. Centennial's shares of Century stock are subject to certain restrictions on sales and are not readily saleable for a period of 180 days following the consummation of Century's initial public offering. There can be no assurance that the initial public offering of Century common stock will occur at the estimated price range or at all.

6.  DEBT

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, including a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, and are secured by substantially all of the Company's assets. At September 25, 1999 and March 31, 1999, the Company had no outstanding borrowings under these credit facilities.

LEASES

    In April, 1999, the Company entered into a five year capital lease for a new piece of manufacturing equipment. Monthly payments under this lease are $6,683. In October 1999, the Company entered into another five-year capital lease for additional manufacturing equipment. Monthly payments under this lease of $16,567 will commence in November 1999.

7.  CONTINGENCIES

CLASS ACTION LITIGATION

    Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 40 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against the Company and the Company's Board of Directors, officers and former independent accounts, among others, under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock (i) between the Company's initial public offering on April 12, 1994 and on February 10, 1997 or (ii) on February 25, 1997.

    On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A significant number of class members elected not to participate in the Settlement Agreement described above. In September 1999, the Company reached an agreement with a number of these parties which calls for the Company to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, the Company believes that the applicable Federal statue of limitations has likely expired and that it does not have material exposure to these parties. In connection with the above, the Company has revised its original estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during its fiscal year ended March 31, 1997 related to the Class Action Litigation. Accordingly, the Company has reclassified $750,000 in this quarter from the original settlement reserve to accrued liabilities, representing the $500,000 Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement.

    The plaintiffs in the Consolidated Litigation have reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In return for the Company's agreement to reimburse Jay Alix and Mr. Ramaekers in the third quarter of fiscal 2000 $1.0 million for legal fees incurred, Jay Alix and Mr. Ramaekers have released any and all claims against the Company and its affiliates and directors, including any claims to indemnification and defense costs incurred by Jay Alix and Mr. Ramaekers in defending the claims brought by the plaintiffs against them. The Plaintiffs in the Consolidated Litigation have retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, and the Company's former Chief Financial Officer, James M. Murphy.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

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

WEBSECURE LITIGATION

      On and after March 26, 1997, several complaints were filed against WebSecure, certain officers, directors and underwriters of WebSecure, and the Company in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997 (the "WebSecure Complaints"). The claims against the Company include alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") (the "WebSecure Securities Litigation"). In fiscal 1997, the Company established a reserve of $1.2 million in connection with the expected settlement of the WebSecure Securities Litigation.

    On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement contemplates that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

8.  COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Accumulated other comprehensive loss is comprised of cumulative translation adjustments. Comprehensive Income was $835,000 and $1,051,000 for the three and six month periods ended September 25, 1999, respectively, and was $1,201,000 and $1,300,000 for the three and six month periods ended September 26, 1998, respectively.

9.  SEGMENTS OF BUSINESS ENTERPRISE

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

    CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    Except for historical information contained herein, the discussions contained in this document include forward-looking statements. By way of example, the discussions include statements regarding price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, the Company's customer base, future developments involving certain investments, assessments regarding systems required to address Year 2000 issues, and future availability of financing. Such statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Factors That May Affect Future Results", and (iii) identified from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the heading "Risk Factors." These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               ------------------                     ----------------
                                                        SEPTEMBER 25,      SEPTEMBER 26,      SEPTEMBER 25,      SEPTEMBER 26,
                                                             1999               1998              1999               1998
                                                             ----               ----              ----               ----
Net sales.........................................          100.0%              100.0%            100.0%             100.0%
Cost of goods sold................................           67.3                69.0              67.7               71.3
                                                      -----------         -----------       -----------        -----------
   Gross profit...................................           32.7                31.0              32.3               28.7

Operating expenses:
  Research and development costs..................            5.5                 2.7               4.3                3.0
  Selling, general and administrative expenses....           25.0                24.2              25.8               23.4
                                                      -----------         -----------       -----------        -----------
     Operating income ............................            2.2                 4.1               2.2                2.3

Other income, net.................................            7.8                14.1               4.4                7.0
Net interest income...............................            1.1                 1.3               1.0                1.2
                                                      -----------         -----------       -----------        -----------
     Income before taxes..........................           11.1                19.5               7.6               10.5

Income taxes......................................             .1                  --                .1                 --
                                                      -----------         -----------       -----------        -----------
     Net income...................................           11.0%               19.5%              7.5%              10.5%
                                                      ===========         ===========       ===========        ===========

QUARTER AND SIX MONTHS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

NET SALES.

    Net sales increased 23% to $7.6 million for the three months ended September 25, 1999 compared to $6.2 million for the same period a year ago. Net sales increased 15% to $14.3 million for the six months ended September 25, 1999 compared to $12.4 million in the same period a year ago. During the three and six months ended September 25, 1999, units shipped increased 7% and 16%, respectively, from the same periods in fiscal 1999. Average selling prices increased 10% in the second quarter of fiscal 2000 and declined 2% for the first half of fiscal 2000 compared to the same periods of the prior year. Increasing component costs between the second quarter of fiscal 1999 compared to the second quarter of fiscal 2000 contributed to the increase in the average selling price of the Company's products. The Company expects component costs to increase for the remainder of fiscal 2000, which the Company believes should continue to cause an increase in its average selling price. There can be no assurance that if component costs rise the Company will be able to increase its average selling price or that competitive pricing pressures will not adversely affect the average selling price. The Company believes there will be shortages of certain of its components, particularly with respect to flash memory. Any such shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company continues to experience limited bookings visibility as customers continue to expect short lead-times, particularly with the Company's major customers. A majority of the Company's anticipated third quarter revenues are expected to be orders that will be received and fulfilled in the same quarter. Due to a number of factors described herein and in "Factors That May Affect Future Results," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected.

    For the three and six months ended September 25, 1999, no individual customer represented 10% of the Company's sales. For the three and six months ended September 26, 1998, one customer represented 19% and 26%, respectively of the Company's sales. For the three and six months ended September 25, 1999 sales to this customer represented 4% of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the three and six months ended September 25, 1999 represented 15% and 14%, respectively of the Company's sales. For the three and six months ended September 26, 1998 sales to these contract manufacturers represented 7% and 5%, respectively of the Company's sales. One of these contract manufacturers recently announced a merger with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    Sales outside of the United States represented 19% and 12% of sales for the quarters ended September 25, 1999 and September 26, 1998, respectively.

GROSS PROFIT.

    Gross profit increased 32% to $2.5 million for the three months ended September 25, 1999 compared to $1.9 million for the same period a year ago. Gross profit percent increased to 33% for the three months ended September 25, 1999 from 31% for the same period a year ago. Gross profit increased 28% to $4.6 million for the six months ended September 25, 1999 compared to $3.6 million for the same period a year ago. Gross profit percent increased to 32% for the first six months of fiscal 2000 from 29% for the comparable period of fiscal 1999. The Company believes costs of certain of its component memory devices will increase during fiscal 2000. There can be no assurance the Company will be able to increase its average selling price to offset such component cost increases which might adversely affect the Company's gross profit amounts and percent.

RESEARCH AND DEVELOPMENT COSTS.

     Research and development costs increased 150% to $417,000 for the three months ended September 25, 1999 compared to $167,000 for the three months ended September 26, 1998. For the first half of fiscal 2000, research and development costs increased 68% to $621,000 from $369,000 in the same period of fiscal 1999. The higher research and development costs for the three and six months ended September 25, 1999 are due generally to increased spending on outside consultants combined with an increased percentage of employees focused on development projects. The Company expects that it will continue to spend significant amounts on research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses increased 27% million to $1.9 million for the second quarter of fiscal 2000 from $1.5 million in the same period of fiscal 1999. Selling, general and administrative expenses increased 28% to $3.7 million for the first half of fiscal 2000 from $2.9 million in the same period of fiscal 1999. The $0.4 million increase in the second quarter of fiscal 2000 is primarily due to a charge for the termination of an executive. The $0.8 million increase in expenses for the first half of fiscal 2000 is attributed to the previously mentioned termination costs combined with $0.5 million refund in directors and officers liability insurance premiums on policies that were rescinded in February 1997, which refund was recorded in the first quarter of fiscal 1999 and higher operating costs due to an increase in personnel for the quarter ended September 25, 1999. Selling, general and administrative expenses are expected to be slightly lower in absolute dollars for the remainder of fiscal 2000 as compared to the second fiscal quarter of 2000.

OTHER INCOME.

    Net interest income was $83,000 for the quarter ended September 25, 1999 compared to $81,000 for the quarter ended September 26, 1998.

    On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement contemplates that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

NET INCOME PER SHARE.

    On July 20, 1999, the Company's shareholders approved a one-for-eight reverse stock split of its common stock, which was effective as of the opening of the stock markets on July 23, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect the reverse stock split.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations. Management believes the existing cash and cash equivalents, short-term investments and available financing arrangements will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the foreseeable future.

OPERATING ACTIVITIES

     At September 25, 1999, working capital increased to $8.6 million, compared to working capital of $7.4 million at March 31, 1999, due principally to net income of $1.1 million for the six months ended September 25, 1999, depreciation and amortization of $0.6 million offset by net capital expenditures of $0.2 million.

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, are secured by substantially all of the Company's assets. At September 25, 1999 and March 31, 1999, the Company had no outstanding borrowings under these credit facilities.

INVESTING TRANSACTIONS

    Net capital expenditures amounted to $183,000 in the six months ended September 25, 1999 compared to $261,000 in the six months ended September 26, 1998. The Company had no significant commitments as of September 25, 1999 for future capital equipment expenditures and had remaining obligations of $325,000 on equipment financing leases.

FINANCING TRANSACTIONS

    In April 1999, the Company entered into a five-year lease for a new piece of manufacturing equipment. Monthly payments under this lease are $6,318. In October 1999, the Company entered into another five-year lease for additional manufacturing equipment. Monthly payments under this lease of $16,217 will commence in November 1999.

INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

    Since October 1996, the Company has held an equity interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer.

    On February 4, 1998, Century redeemed a portion of the Company's debt and equity holdings in Century in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of certain interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 5%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. The Company recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of the Company's investment in Century.

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. In August 1999, Century filed a registration statement with the Securities and Exchange Commission in preparation for a planned initial public offering of Century's common stock at an estimated price between $8.00 and $10.00 per share. The preferred shares that Centennial owns are convertible into 666,667 shares of Century common stock. Centennial's shares of Century stock are subject to certain restrictions on sales and are not readily saleable for a period of 180 days following the consummation of Century's initial public offering. There can be no assurance that the public offering of Century common stock will occur within the estimated price range or at all.

CONTINGENCIES

     The Company has been a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. These lawsuits are described more fully in "Item 1 -- Legal Proceedings" which is incorporated herein by this reference. The Company has been granted final approval of its proposed settlement of these suits, has issued cash and stock in satisfaction of its obligations to the class action plaintiffs in the Consolidated Litigation. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing its estimate of the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. The Company's agreement with the opt outs calls for the Company to pay $500,000 to settle these claims, and the Company has this amount reserved as of September 25, 1999. The Company reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates, which calls for the Company to pay $1.0 million in the third quarter of fiscal 2000. The Company's agreement to settle the Websecure litigation calls for the Company to issue 43,125 shares of the Company's common stock and for a payment of $50,000, which has already been made.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company's actual results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed below.

DEPENDENCE ON MAJOR CUSTOMERS.

    A relatively small number of customers have accounted for a significant percentage of the Company's net sales. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the three and six months ended September 25, 1999, no individual customer represented 10% of the Company's sales. For the three and six months ended September 26, 1998, one customer represented 19% and 26%, respectively of the Company's sales. For the three and six months ended September 25, 1999, sales to this customer represented 4% of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the three and six months ended September 25, 1999 represented 15% and 14%, respectively of the Company's sales. For the three and six months ended September 26, 1998 sales to these contract manufacturers represented 7% and 5%, respectively of the Company's sales. One of these contract manufacturers recently announced a merger with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has no firm long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers. The Company has experienced fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. The Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

RAW MATERIAL SHORTAGES AND DEPENDENCE ON SINGLE SOURCE SUPPLIERS.

     The Company has from time to time experienced shortages in the supply of computer memory chips and other electronic components used to manufacture PC cards. The Company is currently experiencing supply shortages, particularly with respect to computer memory chips and other electronic components used in products targeted at high-growth market segments. Currently, certain memory chips important to the Company's products are on industry-wide allocation by suppliers. Such shortages could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes it will be able to substantially meet customers' orders for the Company's fiscal third quarter. At this time the Company is unable to determine what the impact will be thereafter.

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

COMPETITION.

     The market in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Hitachi Semiconductor, Inc., Intel

Corporation and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally and are at present, subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including the following:

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

HISTORICAL SINGLE PRODUCT CONCENTRATION.

     PC cards and related services constitute 100% of the Company's sales for fiscal 1999 and the first half of fiscal 2000. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

FLUCTUATIONS IN QUARTERLY RESULTS.

    The Company's quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

         - timing of receipt and delivery of                 - competitive pricing pressures
           significant orders for the Company's products     - increases in raw material costs
         - changes in customer and product mix               - production difficulties
         - quality of the Company's products                 - write-downs or write-offs of investments in other companies
         - exchange rate fluctuations                        - market acceptance of new or enhanced versions
         - litigation settlements and revisions of               the Company's products
             estimates thereon in connection with            - raw material shortages
             the company's legal matters

    Other factors, some of which are beyond the Company's control, may also cause fluctuations in the Company's results of operations. The Company has short lead times from customers, and accordingly does not have a significant backlog. Additionally, as is the case with many high technology companies, a significant portion of the Company's orders and shipments typically occurs in the last few weeks of a quarter. As a result, revenues for a quarter are not predictable, and the Company's revenues may shift from one quarter to the next, having a significant effect on reported results.

FLUCTUATIONS IN TRADING PRICE.

    The trading price of the Company's Common Stock may fluctuate widely in response to, among other things, the following:

         - quarter-to-quarter operating results              - industry conditions
         - awards of orders to the Company                   - new product or product development
             or its competitors                                  announcements by the Company or its competitors
         - changes in earnings estimates by analysts         - resolution of pending SEC investigation

    There can be no assurance that the Company's future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies. The Company's Common Stock is currently traded at the over-the-counter Bulletin Board, which the Company believes has resulted in a minimal amount of analyst coverage. Although the Company has applied to have its common stock listed on the NASDAQ National Market, there can be no assurance that the common stock will be so listed on a timely basis or at all.

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

     The Company has established a Year 2000 readiness team to assess the impact of the Year 2000 issue on the Company, and to coordinate testing and remediation activities. In general, the Company's products do not perform date related processing and the Company therefore believes that its products will not be materially affected by Year 2000 issues. Product testing has uncovered no Year 2000 problems, and investigation into product design, specifically firmware and microcode has uncovered no design assumptions or application programming interfaces that would cause Year 2000 problems. The Company has also tested 100% of its manufacturing, testing and labeling equipment and uncovered no Year 2000 problems. The Company has not specifically tested software obtained from its customers that is incorporated into its products for such customers, which may in some cases involve date related processing, but the Company has sought assurances from all of its customers that provide the Company with software for incorporation into the Company's products that the software is Year 2000 compliant, as well as a disclaimer of liability and indemnification should any Year 2000 issues arise with regard to the customer's software. The Company has received responses from most of its key customers and has not found any issues with these responses. There can be no assurance that the Company will be successful in obtaining from these customers such assurance or indemnification.

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

     During fiscal 1999, the Company initiated formal communications with its key suppliers and customers regarding their Year 2000 readiness status. The Company has received responses from all of its key suppliers and has found these responses to indicate suppliers to be Year 2000 compliant. The Company has also received responses from most of its key customers. While suppliers and customers may indicate that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, the Company can provide no assurances that the Company's key suppliers and customers have, or will have technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company's customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products and services are Year 2000 ready. Any Year 2000 related lawsuits, if adversely determined, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has prepared contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. Should previously undetected Year 2000 problems be found in systems that support the Company's on-going operations or other systems, these systems will be upgraded, replaced, turned off or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's need without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

      There may be additional Year 2000 problems that are as yet unknown to the Company and for which remediation plans have not yet been made. Any such Year 2000 compliance problem of the Company, its suppliers or its customers could materially adversely affect the Company's business, results of operations, financial condition and prospects. If, for example, third party suppliers were unable to deliver necessary components, the Company may be unable to manufacture products in a timely manner. Similarly, if shipping and freight forwarders were unable to ship product, the Company would be unable to deliver product to its customers. There can be no assurance that the Company's insurance will cover losses from business interruptions arising from year 2000 problems of the Company or its suppliers or customers.

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

RISKS OF INTERNATIONAL OPERATIONS AND EURO CURRENCY.

     For the six months ended September 25, 1999 and September 26, 1998, the Company derived approximately 19% and 10%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

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

ENVIRONMENTAL COMPLIANCE.

     The Company is subject to a variety of environmental regulations relating to the use, storage and disposal of hazardous chemicals used during its manufacturing processes. Any failure by the Company to comply with present and future regulations could subject the Company to significant liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses in order to comply with regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and other accrued expenses. The Company believes all of the carrying amounts approximate fair value.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

    Since the Company's announcement on February 11, 1997 that it was undertaking an inquiry into the accuracy of its prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 40 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against the Company and the Company's Board of Directors, officers and former independent accounts, among others, under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder, and related state law claims of fraud, deceit and negligent misrepresentation. These class action lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock (i) between the Company's initial public offering on April 12, 1994 and on February 10, 1997 or (ii) on February 25, 1997.

    On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the Company and lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby the Company and certain of its officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, the Company agreed to pay the plaintiffs in the Consolidated Litigation $1.475 million in cash and to issue to these plaintiffs 37% of the Company's Common Stock. The Company also agreed to adopt certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A significant number of class members elected not to participate in the Settlement Agreement described above. In September 1999, the Company reached an agreement with a number of these parties which calls for the Company to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, the Company believes that the applicable Federal statue of limitations has likely expired and that it does not have material exposure to these parties. In connection with the above, the Company has revised its original estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during its fiscal year ended March 31, 1997 related to the Class Action Litigation. Accordingly, the Company has reclassified $750,000 in this quarter from the original settlement reserve to accrued liabilities, representing the $500,000 Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement

    The plaintiffs in the Consolidated Litigation have reached an agreement with the Company's former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In return for the Company's agreement to reimburse Jay Alix and Mr. Ramaekers in the third quarter of fiscal 2000 $1.0 million for legal fees incurred, Jay Alix and Mr. Ramaekers have released any and all claims against the Company and its affiliates and directors, including any claims to indemnification and defense costs incurred by Jay Alix and Mr. Ramaekers in defending the claims brought by the plaintiffs against them. The Plaintiffs in the Consolidated Litigation have retained their claims against the Company's former Chief Executive Officer, Emanuel Pinez, and the Company's former Chief Financial Officer, James M. Murphy.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

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

WEBSECURE LITIGATION

      On and after March 26, 1997, several complaints were filed against WebSecure, certain officers, directors and underwriters of WebSecure, and the Company in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997 (the "WebSecure Complaints"). The claims against the Company include alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") (the "WebSecure Securities Litigation"). In fiscal 1997, the Company established a reserve of $1.2 million in connection with the expected settlement of the WebSecure Securities Litigation.

     On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement contemplates that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

ITEM 2. CHANGES IN SECURITIES

     On July 20, 1999, the Company's stockholders approved a one-for-eight reverse split of its Common Stock, which was effective as of July 23, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on July 20, 1999, the following proposals were adopted by the vote specified below:

         (a)      The election of the following directors:

                                                                       WITHHELD
                                                     FOR               AUTHORITY
                                                     ---               ---------
                  William J. Shea                    2,309,159            21,052
                  Eugene M. Bullis                   2,309,298            20,913
                  Stephen M.  DePerrior              2,307,148            23,063
                  Jay M. Eastman, Ph.D.              2,308,826            21,385
                  L. Michael Hone                    2,308,614            21,597
                  David A. Lovenheim                 2,308,992            21,219
                  John J. Sheilds                    2,308,291            21,920

         (b) Approval of an amendment to the Company's Certificate of Incorporation to effect a one-for-eight reverse split of the Company's Common Stock.

                                                                       BROKER
                  FOR               AGAINST          ABSTAIN           NON-VOTES
                  ---               -------          -------           ---------
                  2,198,226         119,461          12,522                   -

         (c)      Adoption of the Company's 1999 Qualified Employee Stock
                  Purchase Plan

                                                                       BROKER

                  FOR               AGAINST          ABSTAIN           NON-VOTES
                  ---               -------          -------           ---------
                  2,039,303         260,288          30,620                    -

         (d)      Ratification of Selection of Independent Auditors

                                                                       BROKER
                  FOR               AGAINST          ABSTAIN           NON-VOTES
                  ---               -------          -------           ---------
                  2,292,452         10,133           27,626                   -

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

       (b) Reports on Form 8-K. During the quarter ended September 25, 1999 the Company filed the following reports on Form 8-K.

         1. On July 20, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the stockholders of the Company had approved a one-for-eight reverse split of the Company's Common Stock.

         2. On July 23, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the effectiveness of the one-for-eight reverse split of the Company's Common Stock.

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CENTENNIAL TECHNOLOGIES, INC.

Dated: November 9, 1999            By: /s/ L. Michael Hone
                                   ------------------------------

                                             L. Michael Hone
                                   President and Chief Executive Officer



Dated: November 9, 1999            By: /s/ Richard J. Pulsifer
                                   -------------------------------
                                             Richard J. Pulsifer
                                          Chief Financial Officer

INDEX OF EXHIBITS

ITEM
NO.     DESCRIPTION
---     -----------

3.1     Certificate of Amendment of  Certificate of Incorporation of Centennial
        Technologies, Inc. dated July 21, 1999.

10.1    Separation Agreement between the Centennial Technologies, Inc. and
        Donald R. Peck dated October 19, 1999

10.2    Key Employment Agreement between Centennial Technologies, Inc. and
        Richard J. Pulsifer dated September 13, 1999

27      Financial Data Schedule