Form 10-Q
period 1999-12-25
CENTENNIAL TECHNOLOGIES INC
filed 2000-02-08
CIK 919006

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999

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

     As of February 1, 2000, there were 3,179,479 shares of Common Stock, $.01 par value per share (the "Common Stock"), of the registrant outstanding.

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                    PAGE NUMBER
        Item 1.  Financial Statements                                                 3

               Consolidated Balance Sheets at December 25, 1999 (Unaudited)
               and March 31, 1999                                                     3

               Consolidated Statements of Income for three and nine
               months ended December 25, 1999 and December 26, 1998
               (Unaudited)                                                            4

               Consolidated Statements of Cash Flows for nine months ended December 25, 1999 and December 26, 1999
               (Unaudited) 5

               Notes to Unaudited Consolidated Financial Statements                   6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 11

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                   21
        Item 2.  Changes in Securities                                               22
        Item 3.  Defaults Upon Senior Securities                                     22
        Item 4.  Submission of Matters to a Vote of Security Holders                 22
        Item 5.  Other Information                                                   22
        Item 6.  Exhibits and Reports on Form 8-K                                    23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                              DECEMBER 25,    MARCH 31,
                                                                                                  1999          1999
                                                                                                  ----          ----
                                                                                              (UNAUDITED)
                                                 ASSETS

            Current assets:
                 Cash and cash equivalents.................................................... $   5,193     $   4,922
                 Short-term investments.......................................................     2,254         2,500
                 Trade accounts receivable, net...............................................     4,385         3,726
                 Recoverable income taxes.....................................................       106           125
                 Inventories..................................................................     4,808         3,049
                 Other current assets.........................................................       269           231
                                                                                               ---------     ---------
            Total current assets..............................................................    17,015        14,553

            Equipment and leasehold improvements..............................................     4,755         3,967
                 Less: accumulated depreciation and amortization..............................    (1,981)       (1,508)
                                                                                               ---------     ---------
                                                                                                   2,774         2,459

            Other assets......................................................................       245            92
            Investments in third parties......................................................     1,948         1,700
                                                                                               ---------     ---------

            Total assets...................................................................... $  21,982     $  18,804
                                                                                               =========     =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
                 Accounts payable and accrued expenses........................................ $   7,381     $   7,072
                 Current portion of obligations under capital leases..........................       228            36
                                                                                               ---------     ---------
            Total current liabilities.........................................................     7,609         7,108

            Long-term obligations under capital leases........................................       860            --

            Contingencies (Note 8)

            Stockholders' equity:
            Preferred Stock, $.01 par value; 1,000,000 shares
              authorized, none issued.........................................................        --            --
            Common Stock, $.01 par value; 6,250,000 shares authorized, 3,176,000 issued and outstanding at December 25, 1999 and 2,569,000 issued and
              outstanding at March 31, 1999...................................................        32            26
            Additional paid-in capital........................................................    83,800        84,379
            Accumulated deficit...............................................................   (70,292)      (72,697)
            Accumulated other comprehensive loss..............................................       (27)          (12)
                                                                                               ---------     ---------
            Total stockholders' equity........................................................    13,513        11,696
                                                                                               ---------     ---------

            Total liabilities and stockholders' equity........................................ $  21,982     $  18,804
                                                                                               =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  ------------------------------     ------------------------------
                                                                   DECEMBER 25,     DECEMBER 26,      DECEMBER 25,     DECEMBER 26,
                                                                       1999             1998              1999             1998
                                                                       ----             ----              ----             ----
        Net sales..............................................   $     8,567      $     7,568      $    22,881       $    19,954
        Cost of goods sold ....................................         5,209            4,978           14,902            13,809
                                                                  -----------      -----------      -----------       -----------
                Gross profit...................................         3,358            2,590            7,979             6,145

        Operating expenses:
             Research and development..........................           448              205            1,069               574
             Selling, general and administrative expenses......         1,631            1,808            5,326             4,706
                                                                  -----------      -----------      -----------       -----------
                  Operating income.............................         1,279              577            1,584               865

        Proceeds from resolution of customer dispute...........            --               --               --             1,600
        Revision of an estimate of a litigation settlement.....            --               --              940                --
        Loss on investment activity............................            --               --               --              (733)
        Loss on disposal of equipment..........................            --              (83)            (345)              (83)
        Net interest income....................................            80               79              230               224
        Other Income...........................................            --               --               39                --
                                                                  -----------      -----------      -----------       -----------
                  Income before taxes..........................         1,359              573            2,448             1,873

        Income taxes...........................................            23               --               43                --
                                                                  -----------      -----------      -----------       -----------
        Net income.............................................   $     1,336      $       573      $     2,405       $     1,873
                                                                  ===========      ===========      ===========       ===========

        Net income per share - basic...........................   $       .42      $       .18      $       .76       $       .67
        Net income per share - diluted.........................   $       .42      $       .18      $       .75       $       .66

        Weighted average shares outstanding - basic............         3,204            3,167            3,177             2,816
        Weighted average shares outstanding - diluted..........         3,217            3,174            3,229             2,832


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                     --------------------------------
                                                                      DECEMBER 25,      DECEMBER 26,
                                                                          1999              1998
                                                                          ----              ----
   Cash flows from operating activities:
        Net income..............................................     $     2,405      $     1,873
        Adjustments to reconcile net income to net cash
         used in operating activities:
        Depreciation and amortization...........................             827              782
        Loss on disposal of equipment...........................             345               85
        Provision for loss on accounts receivable...............              75              130
        Provision for loss on investments.......................              --              733
        Recovery of loss on inventory...........................            (145)              --
        Revision of an estimate of a litigation settlement......            (940)              --
        Change in operating assets and liabilities:
             Accounts receivable................................            (734)            (524)
             Inventories........................................          (1,614)             105
             Other assets.......................................            (172)             541
             Income taxes payable...............................             (28)              --
             Accounts payable and accrued expenses..............             737              129
                                                                     -----------      -----------
             Net cash used in operating activities..............             756            3,854

   Cash flows from investing activities:
        Capital expenditures....................................            (307)            (500)
        Disposal of capital equipment...........................              --               32
        Proceeds from sale of securities held to maturity.......           3,144               --
        Investments in third parties............................            (248)              --
        Purchase of short-term investments......................          (2,898)              --
                                                                     ------------     -----------
             Net cash used in investing activities..............            (309)            (468)

   Cash flows from financing activities:
        Payments for fractional shares resulting from split.....             (40)              --
        Proceeds from employee stock purchase plan..............               7               --
        Payments on equipment lease financing...................            (128)             (52)
                                                                     ------------     -----------
             Net cash used in financing activities..............            (161)             (52)
                                                                     ------------     -----------
   Effect of exchange rate changes on cash......................             (15)              (6)
                                                                     ------------     -----------
   Net decrease in cash and cash equivalents....................             271            3,328
   Cash and cash equivalents at beginning of period.............           4,922            5,358
                                                                     -----------      -----------

   Cash and cash equivalents at end of period...................     $     5,193      $     8,686
                                                                     ===========      ===========

   Supplemental disclosure of noncash investing and financing activities:
        Acquisition of equipment through capital lease transactions  $     1,180      $        --
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

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. At December 25, 1999, substantially all of the Company's cash, cash equivalents and short-term investments were held by one financial institution. The Company primarily sells and grants credit to domestic and foreign original equipment manufacturers and distributors. The Company extends credit based on an evaluation of the customer's financial condition and generally does not require collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At December 25, 1999 and March 31, 1999, the allowance for doubtful accounts was $514,000 and $795,000, respectively.

    For the nine months ended December 25, 1999, one customer represented 10% of the Company's sales. For the nine months ended December 25, 1999 and December 26, 1998, another customer represented 4% and 19%, respectively, of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the nine months ended December 25, 1999 and December 26, 1998 represented 16% and 13% of the Company's sales. One of these contract manufacturers recently merged with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If any of these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the nine months ended December 25, 1999 and December 26, 1998, sales outside the United States were approximately 18% and 12%, respectively, of the Company's sales. Sales outside the United States are primarily in several Western European countries. No one country comprised more than 10% of the Company's sales for the nine month periods ended December 25, 1999 or December 26, 1998.

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


                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 ----------------------------------           -------------------------------
                                                 DECEMBER 25,          DECEMBER 26,           DECEMBER 25,       DECEMBER 26,
                                                    1999                  1998                   1999                1998
                                                    ----                  ----                   ----                ----
BASIC NET INCOME PER SHARE
Numerator
   Net income                                    $  1,336              $    573                 $  2,405          $  1,873
Denominator
 Weighted average common shares outstanding         3,204                 3,167                    3,177             2,816
Basic net income per share                       $    .42              $    .18                 $    .76          $    .67
                                                 ========              ========                 ========          ========

DILUTED NET INCOME PER SHARE
Numerator
   Net income                                    $  1,336              $    573                 $  2,405          $  1,873
Denominator
   Weighted average common shares outstanding       3,204                 3,167                    3,177             2,816
   Stock options                                       13                     7                       52                16
                                                 --------              --------                 --------          --------
   Shares used in computing diluted earnings        3,217                 3,174                    3,229             2,832
     per share
Diluted net income per share                     $    .42              $    .18                 $    .75          $    .66
                                                 ========              ========                 ========          ========

4.  INVENTORIES

    Inventories consisted of (in thousands):


                                                                     DECEMBER 25,      MARCH 31,
                                                                         1999            1999
                                                                         ----            ----
            Raw material, primarily electronic components.......       $ 3,376         $ 1,709
            Work in process.....................................           900             399
            Finished goods......................................           532             941
                                                                       -------         -------
                                                                       $ 4,808         $ 3,049
                                                                       =======         =======


    The Company maintains levels of inventories that it believes are necessary based upon assumptions concerning its growth, mix of sales and availability and pricing of raw materials. Changes in those underlying assumptions could affect management's estimates of inventory valuation.

    In fiscal 1998, the Company reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"), as to which the customer later attempted to cancel the purchase order. The Company disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, the Company agreed to settle its claims against the customer, in return for a $1.6 million cash payment, which was included in other income in the second quarter of fiscal 1999, and the right to retain and sell the Custom Inventory at issue. The Company sold portions of the Custom Inventory during the nine months ended December 26, 1998 and December 25, 1999 for approximately $1.0 million, which have been included in net sales.

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

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. In August 1999, Century filed a registration statement with the Securities and Exchange Commission in preparation for a planned initial public offering of Century's common stock. The preferred shares that Centennial owns are convertible into 667,667 shares of Century's common stock. Centennial's shares of Century stock are subject to certain restrictions on sales and are not readily saleable for a period of 180 days following the consummation of Century's initial public offering. There can be no assurance that the initial public offering of Century common stock will occur.

6.  DEBT

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, including a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, and are secured by substantially all of the Company's assets. At December 25, 1999 and March 31, 1999, the Company had no outstanding borrowings under these credit facilities. This agreement expired in the third quarter of fiscal 2000. The Company is negotiating a replacement contract under similar terms, which it expects to be final in its fourth fiscal quarter.

LEASES

    In April, 1999 and November, 1999, the Company entered into five year capital leases for new manufacturing equipment. Monthly payments under these leases are $6,318 and $16,217, respectively.

7.  STOCK OPTION PLANS

On November 11, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "Plan") under which incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of the Company. The Company reserved 1,000,000 shares of common stock for issuance under the Plan. The vesting periods and the expiration date of options granted under the Plan are established by the Compensation Committee of the Board of Directors. In the quarter ended December 25, 1999, the Company granted options to acquire 580,500 shares of the Company's common stock, exercisable at $3.50 per share under this plan. These options vest ratably on each of the first, second and third anniversaries of the date of grant, although this vesting is accelerated in three increments in the event certain stock price targets are achieved.

8.  CONTINGENCIES

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

    A significant number of class members elected not to participate in the Settlement Agreement described above. In September 1999, the Company reached an agreement with a number of these parties which calls for the Company to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, the Company believes that the applicable Federal statue of limitations has likely expired and that it does not have material exposure to these parties. In connection with the above, the Company has revised its original estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during its fiscal year ended March 31, 1997 related to the Class Action Litigation. Accordingly, the Company has reclassified $750,000 in the second quarter of fiscal 2000 from the original settlement reserve to accrued liabilities, representing the $500,000 Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In January 2000, the Company made a partial payment of $188,000 in settlement of certain of these claims. The Company expects the remaining amount to be paid in the next quarter.

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

     The Company is currently considering withdrawing its application for listing on the NASDAQ National Market because it has not yet fully resolved with the SEC all of the issues arising from the conduct of former members of the Company's senior management and the restatement of certain of the Company's financial statements. The Company is cooperating fully with the SEC and believes, based on discussions with the SEC, that it will be able to resolve these issues in an acceptable manner. The Company is presently awaiting a formal proposal from the SEC, however, until these issues are resolved with the SEC, the Company believes that NASDAQ would not approve its current listing application. The Company believes that it presently meets all of the requirements for listing on the NASDAQ National Market. In the event the Company withdraws its current application with the NASDAQ National Market, it intends to promptly refile upon resolution of the matters with the SEC. The Company believes that it may not be able to refile until after the filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000, in which case the Company believes the review of the NASDAQ application should be completed by June, 2000. There can be no assurance that the common stock will be approved for listing on NASDAQ on a timely basis or at all.

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

    On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement contemplates that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock, of which 14,375 shares have been issued as of December 25, 1999, and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

9.  COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130). FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Accumulated other comprehensive loss is comprised of cumulative translation adjustments. Comprehensive Income was $1,336,000 and $2,405,000 for the three and nine month periods ended December 25, 1999, respectively, and was $573,000 and $1,873,000 for the three and nine month periods ended December 26, 1998, respectively.

10.  SEGMENTS OF BUSINESS ENTERPRISE

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

11.  SUBSEQUENT EVENT

     On December 29, 1999, the Company acquired the flash memory card business of Intel Corporation for a total purchase price of approximately $8.1 million. The Company's acquisition includes the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200) and inventory valued at approximately $8.1 million. This acquisition will be accounted for as a purchase combination in the fourth quarter of fiscal 2000. In exchange, the Company made a cash payment of $2 million, issued a secured promissory note for $4 million and issued 60,000 shares of preferred stock which represents approximately 16 percent of the outstanding shares of Centennial, on an as-converted basis. The note payable bears interest at the rate of 9% and the note and interest are due and payable in one year. The Preferred Stock converts at a ratio of 10 for 1 and has registration rights and a liquidation preference of $4.8 million. The flash memory card business was concentrated with a few customers. While there is a contingent payment of up to $4.5 million due in one year based on units shipped related to the primary customer of the acquired business, the Company has received notice by this primary customer of its intent to discontinue purchasing from Centennial following the acquisition. Accordingly, if this primary customer discontinues purchasing from Centennial, no contingent payment will be due.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:


                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        -------------------------------      -------------------------------
                                                        DECEMBER 25,       DECEMBER 26,      DECEMBER 25,       DECEMBER 26,
                                                            1999               1998              1999               1998
                                                            ----               ----              ----               ----
Net sales.........................................          100.0%             100.0%            100.0%             100.0%
Cost of goods sold................................           60.8               65.8              65.1               69.2
                                                        ---------          ---------         ---------          ---------
   Gross profit...................................           39.2               34.2              34.9               30.8

Operating expenses:
  Research and development costs..................            5.2                2.7               4.7                2.9
  Selling, general and administrative expenses....           19.0               23.9              23.3               23.6
                                                        ---------          ---------         ---------          ---------
     Operating income ............................           15.0                7.6               6.9                4.3

Other income, net.................................             --               (1.0)              2.8                4.0
Net interest income...............................            0.9                1.0               1.0                1.1
                                                        ---------          ---------         ---------          ---------
     Income before taxes..........................           15.9                7.6              10.7                9.4

Income taxes......................................            0.3                 --               0.2                 --
                                                        ---------          ---------         ---------          ---------
     Net income...................................           15.6%               7.6%             10.5%               9.4%
                                                        =========          =========         =========          =========


QUARTER AND NINE MONTHS ENDED DECEMBER 25, 1999 AND DECEMBER 26, 1998

NET SALES.

    Net sales increased 13% to $8.6 million for the three months ended December 25, 1999 compared to $7.6 million for the same period a year ago. Net sales increased 15% to $22.9 million for the nine months ended December 25, 1999 compared to $20.0 million in the same period a year ago. During the three and nine months ended December 25, 1999, units shipped increased 4% and 11%, respectively, from the same periods in fiscal 1999. Average selling prices increased 7% in the third quarter of fiscal 2000 and increased 2% for the nine month period ended December 25, 1999 compared to the same periods of the prior year. Increasing component costs in the third quarter of fiscal 2000 partially offset by a decline due to a product mix change, contributed to the increase in the average selling price of the Company's products. The Company expects component costs to continue to increase for the remainder of fiscal 2000, which the Company believes should continue to cause an increase in its average selling price. There can be no assurance that if component costs rise the Company will be able to continue to increase its average selling price or that competitive pricing pressures will not adversely affect the average selling price. The Company believes there will be significant shortages of certain of its components, particularly with respect to flash memory. Any such shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company continues to experience limited bookings visibility as customers continue to expect short lead-times, particularly with the Company's major customers. A majority of the Company's anticipated next quarter revenues are expected to be orders that will be received and fulfilled in the same quarter. Due to a number of factors described herein and in "Factors That May Affect Future Results," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected.

    For the nine months ended December 25, 1999, one customer represented 10% of the Company's sales. For the nine months ended December 25, 1999 and December 26, 1998, another customer represented 4% and 19%, respectively, of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the nine months ended December 25, 1999 and December 26, 1998 represented 16% and 13% of the Company's sales. One of these contract manufacturers recently merged with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If any of these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the nine months ended December 25, 1999 and December 26, 1998, sales outside the United States were approximately 18% and 12%, respectively, of the Company's sales. Sales outside the United States are primarily in several Western European countries. No one country comprised more than 10% of the Company's sales for the nine month periods ended December 25, 1999 or December 26, 1998.

GROSS PROFIT.

    Gross profit increased 31% to $3.4 million for the three months ended December 25, 1999 compared to $2.6 million for the same period a year ago. Gross margin increased to 39% for the three months ended December 25, 1999 from 34% for the same period a year ago. Gross profit increased 31% to $8.0 million for the nine months ended December 25, 1999 compared to $6.1 million for the same period a year ago. The Company experienced a significant increase in its flash memory costs in the quarter ended December 25, 1999. The Company increased its average selling price during the quarter as a result of its increased component costs. During the quarter the Company matched older inventory costs (FIFO method) against the current higher selling price. This caused the gross margin to be higher than might normally be expected by approximately 9%. The Company does not believe the higher gross margin will be maintained. Gross margin increased to 35% for the first nine months of fiscal 2000 from 31% for the comparable period of fiscal 1999. The Company believes costs of certain of its component memory devices will continue to increase during fiscal 2000. There can be no assurance the Company will be able to continue to increase its average selling price to offset such component cost increases which might adversely affect the Company's gross profit amounts and percent.

RESEARCH AND DEVELOPMENT COSTS.

     Research and development costs increased 118% to $448,000 for the three months ended December 25, 1999 compared to $205,000 for the three months ended December 26, 1998. For the nine months ended December 25, 1999, research and development costs increased 86% to $1,069,000 from $574,000 in the same period of fiscal 1999. The higher research and development costs for the three and nine months ended December 25, 1999 are due generally to increased spending on outside consultants combined with an increased percentage of employees focused on development projects. The Company expects that it will continue to spend significant amounts on research and development in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses decreased 11% to $1.6 million for the third quarter of fiscal 2000 from $1.8 million in the same period of fiscal 1999. Selling, general and administrative expenses increased 13% to $5.3 million for the first nine months of fiscal 2000 from $4.7 million in the same period of fiscal 1999. The $0.6 million increase in expenses for the first nine months of fiscal 2000 is mainly attributed to termination costs of an executive in the second quarter of 2000. Net insurance costs are also higher for the nine month period ending December 25, 1999 due to an offsetting refund in directors and officers liability insurance premiums on policies that were rescinded in February 1997, which refund was recorded in the first quarter of fiscal 1999. Selling, general and administrative expenses are expected to be slightly higher in absolute dollars for the remainder of fiscal 2000 as compared to the third fiscal quarter of 2000.

OTHER INCOME.

    On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement stated that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

    During the second quarter of fiscal 2000, the Company incurred a loss on the disposal of certain equipment that had a net book value of approximately $345,000, which equipment was replaced.

    Net interest income was $80,000 for the quarter ended December 25, 1999 compared to $79,000 for the quarter ended December 26, 1998.

NET INCOME PER SHARE.

    On July 20, 1999, the Company's shareholders approved a one-for-eight reverse stock split of its common stock, which was effective as of the opening of the stock markets on July 23, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect the reverse stock split.

    As a result of the Intel transaction described more fully below, the Company's weighted average outstanding shares increased by 600,000 as of December 29, 1999.

SUBSEQUENT EVENT.

     On December 29, 1999, the Company acquired the flash memory card business of Intel Corporation for a total purchase price of approximately $8.1 million. The Company's acquisition includes the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200) and inventory valued at approximately $8.1 million. This acquisition will be accounted for as a purchase combination in the fourth quarter of fiscal 2000. In exchange, the Company made a cash payment of $2 million, issued a secured promissory note for $4 million and issued 60,000 shares of preferred stock which represents approximately 16 percent of the outstanding shares of Centennial, on an as-converted basis. The note payable bears interest at the rate of 9% and the note and interest are due and payable in one year. The Preferred Stock converts at a ratio of 10 for 1 and has registration rights and a liquidation preference of $4.8 million. The flash memory card business was concentrated with a few customers. While there is a contingent payment of up to $4.5 million due in one year based on units shipped related to the acquired business, the Company has received notice by Intel's primary customer of its intent to discontinue purchasing from Centennial following the acquisition.

     In the purchase price allocation process, the acquired inventory of approximately $8.1 million is expected to be recorded at fair value. Accordingly, the gross margins on the sale of the acquired inventory will be negligible in the fourth quarter of fiscal 2000. The Company believes most of this inventory will be sold in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. The Company also believes the gross margins on sales other than the sales of the acquired inventory will be significantly lower than those achieved by the Company's existing products. The Company is able to achieve higher margins on its products primarily due to a significant amount of custom product sales through its direct sales force combined with a small amount of software and service revenue. Both of these products tend to have higher margins than standard products, which is what substantially all of the acquired business consists of. Additionally, the Company primarily sells through its direct sales force while a portion of the acquired business is sold through distributors. Margins achieved through distributors are typically lower than through a direct sales force. The Company is planning to add several people in sales and marketing related to the acquired business.

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

OPERATING ACTIVITIES

     At December 25, 1999, and March 31, 1999 working capital was $9.4 and $7.4 million, respectively.

    On November 24, 1998, the Company entered into a credit agreement with Fleet National Bank for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. This arrangement contains certain limitations and covenants, including a covenant regarding the maintenance of the Company's liquidity, as defined. Allowable borrowings are based on accounts receivable and the cost of equipment, and are secured by substantially all of the Company's assets. At December 25, 1999 and March 31, 1999, the Company had no outstanding borrowings under these credit facilities. This agreement expired in the third quarter of fiscal 2000. The Company is negotiating a replacement contract under similar terms, which it expects to be final in its fourth fiscal quarter.

INVESTING TRANSACTIONS

    Net capital expenditures amounted to $307,000 in the nine months ended December 25, 1999 compared to $468,000 in the nine months ended December 26, 1998.

    On November 11, 1999 the Company invested $248,000 for 990 Ordinary shares, or approximately a 7% interest in Elan Digital Systems Limited ("Elan"). In addition, the Company loaned $124,000 to Elan and in connection Centennial received a note receivable bearing interest at the annual rate of prime plus 1.5%. The principal is due and payable in three years, while the interest is payable quarterly. Elan was formed in the UK during 1976 to offer application engineering and design services for microcontroller based solutions. Diversification has moved the company into the design and manufacture of proprietary device programming equipment, the distribution of hardware and software products including compilers and support utilities, subcontract SMD product assembly, and into providing totally integrated services for PC Card applications.

FINANCING TRANSACTIONS

    In April, 1999 and again in November 1999, the Company entered into five year capital leases for new manufacturing equipment. Monthly payments under these leases are $6,318 and $16,217, respectively.

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

    During fiscal 1999, the Company reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of contract manufacturing businesses in general and a permanent decline in the value of its investment. In August 1999, Century filed a registration statement with the Securities and Exchange Commission in preparation for a planned initial public offering of Century's common stock. The preferred shares that Centennial owns are convertible into 666,667 shares of Century common stock. Centennial's shares of Century stock are subject to certain restrictions on sales and are not readily saleable for a period of 180 days following the consummation of Century's initial public offering. There can be no assurance that the public offering of Century common stock will occur.

CONTINGENCIES

     The Company has been a defendant in numerous lawsuits alleging violations of securities and other laws in connection with the Company's prior reported financial results and certain other related matters. These lawsuits are described more fully in "Item 1 -- Legal Proceedings" which is incorporated herein by this reference. The Company has been granted final approval of its proposed settlement of these suits, has issued cash and stock in satisfaction of its obligations to the class action plaintiffs in the Consolidated Litigation. As of March 31, 1997, the Company recorded a provision for the settlement of the Consolidated Litigation of $20.0 million, representing its estimate of the cash portion of the settlement, together with an amount equal to 37% of the estimated market capitalization of the Company. The Company satisfied its obligations regarding the cash portion ($1,475,000) of the Settlement Agreement by remitting that amount into a settlement fund during fiscal 1998. The Company has issued 854,300 shares of common stock pursuant to the Settlement Agreement. The Company's agreement with the opt outs calls for the Company to pay $500,000 to settle these claims, and the Company has this amount reserved as of December 25, 1999. The Company's agreement to settle the Websecure litigation calls for the Company to issue 43,125 shares of the Company's common stock and for a payment of $50,000, which has already been made.

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

    For the nine months ended December 25, 1999, one customer represented 10% of the Company's sales. For the nine months ended December 25, 1999 and December 26, 1998, another customer represented 4% and 19%, respectively, of the Company's sales. During fiscal 1999, this customer engaged several contract manufacturers to complete the final assembly of a majority of its products for which the Company has historically supplied PC cards. The Company's sales to these contract manufacturers for the nine months ended December 25, 1999 and December 26, 1998 represented 16% and 13% of the Company's sales. One of these contract manufacturers recently merged with one of the Company's competitors, which could result in a decrease of sales to this contract manufacturer. If any of these customers were to reduce significantly the amount of business they conduct with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company generally enters into individual purchase orders with its customers and has no firm long-term volume commitments from any of its major customers. The Company has experienced fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. The Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations. The industries served by the Company are characterized by frequent mergers, consolidations, acquisitions, corporate restructuring and changes in management, and the Company has from time to time experienced reductions in purchase orders from customers as a result of such events. There can be no assurance that such events involving customers of the Company will not result in a significant reduction in the level of sales by the Company to such customers or the termination of the Company's relationship with such customers. In addition, the percentage of the Company's sales to individual customers may fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new customers cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. The Company anticipates that a significant portion of its sales will continue for the foreseeable future to be concentrated in a small number of customers in the electronics industry.

RAW MATERIAL SHORTAGES AND DEPENDENCE ON SINGLE SOURCE SUPPLIERS.

     The Company has from time to time experienced shortages in the supply of computer memory chips and other electronic components used to manufacture PC cards. The Company is currently experiencing supply shortages, particularly with respect to computer memory chips and other electronic components used in products targeted at high-growth market segments. Currently, certain memory chips important to the Company's products are on industry-wide allocation by suppliers. Such shortages could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes it will be able to mostly meet customers' orders for the Company's fiscal fourth quarter. At this time the Company is unable to determine what the impact will be thereafter.

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

COMPETITION.

     The market in which the Company competes is intensely competitive. The Company competes with manufacturers of PC cards and related products, including SanDisk Corporation, Viking Components and Smart Modular Technologies, Inc., as well as with electronic component manufacturers who also manufacture PC cards, including Advanced Micro Devices, Inc., Hitachi Semiconductor, Inc. and Mitsubishi Electric Corporation. Certain of these competitors supply the Company with raw materials, including electronic components, which are occasionally and are at present, subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than the Company as a result of their higher levels of integration. In addition, many of the Company's competitors or potential competitors have greater name recognition, a larger installed base of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative products that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, including the following:

- product quality and performance                    - order turnaround
- provision of competitive design capabilities       - timely response to advances in technology
- adequate manufacturing capacity                    - production efficiency
- timing of new product introductions by the         - number and nature of the Company's competitors
  Company, its customers and its competitors           in a given market
- price                                              - general market and economic conditions
- ability to obtain raw materials

     In addition, market conditions are expected to lead to intensified price competition for the Company's products and services, which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will compete successfully in the future.

HISTORICAL SINGLE PRODUCT CONCENTRATION.

     PC cards and related services constitute 100% of the Company's sales for fiscal 1999 and the first nine months of fiscal 2000. The market for PC cards is still developing and there can be no assurance that computing and electronic equipment that utilize PC cards will not be modified to render the Company's PC cards obsolete or otherwise have the effect of reducing demand for the Company's PC cards. In addition, the Company faces intense competition from competitors that have greater financial, marketing and technological resources than the Company, which competition may reduce demand for the Company's PC cards. Decreased demand for the Company's PC cards as a result of technological change, competition or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

DECLINING AVERAGE SALES PRICES.

    Although the Company is currently experiencing increases in average sales prices, the Company has in the past experienced, and may in the future experience, declining average sales prices for its products. The data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which may result in declines in average sales prices for the Company's products. The Company believes that it must continue to achieve manufacturing costs reductions, develop new products that incorporate customized features and increase its volume of PC card sales in order to offset the effect of these declining average sales prices. If the Company were not able to achieve such cost reductions, develop new customized products or increase its unit sales volumes, each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is currently considering withdrawing its application for listing on the NASDAQ National Market because it has not yet fully resolved with the SEC all of the issues arising from the conduct of former members of the Company's senior management and the restatement of certain of the Company's financial statements. The Company is cooperating fully with the SEC and believes, based on discussions with the SEC, that it will be able to resolve these issues in an acceptable manner. The Company is presently awaiting a formal proposal from the SEC, however, until these issues are resolved with the SEC, the Company believes that NASDAQ would not approve its current listing application. The Company believes that it presently meets all of the requirements for listing on the NASDAQ National Market. In the event the Company withdraws its current application with the NASDAQ National Market, it intends to promptly refile upon resolution of the matters with the SEC. The Company believes that it may not be able to refile until after the filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000, in which case the Company believes the review of the NASDAQ application should be completed by June, 2000. There can be no assurance that the common stock will be approved for listing on NASDAQ on a timely basis or at all.

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

ANTI-TAKEOVER PROVISIONS.

    The Company has taken a number of actions that could have the effect of discouraging a takeover attempt. For example, the Company has adopted a Shareholder Rights Plan that would cause substantial dilution to a stockholder who attempts to acquire the Company on terms not approved by the Company's Board of Directors. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 1,000,000 shares of Preferred Stock without stockholder action. The Board of Directors has reserved 50,000 shares of Preferred Stock for issuance pursuant to the Company's Shareholder Rights Plan. Issuing shares of Preferred Stock, could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred Stock may also have other rights, including economic rights senior to the Common Stock that could have a material adverse effect on the market value of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested shareholder during the three-year period following the time that such stockholder becomes an interested shareholder. This provision could have the effect of delaying or preventing a change in control of the Company.

YEAR 2000 COMPLIANCE.

    Over the past two to three years the Company made significant investments in new manufacturing, financial and operating hardware and software. These investments were made to support the growth of its operations; however, the by-product of this effort is that the Company had year 2000 compliant hardware and software running as we entered into the year 2000. In fiscal 1999 the Company established a task force to evaluate all tertiary systems and equipment. The Company upgraded or replaced systems which were not year 2000 compliant. The Company estimates that it has spent in aggregate approximately $600,000 in addressing Year 2000 readiness issues, of which $502,000 was capitalized.

    The Company's computer systems and equipment successfully transitioned to the year 2000. However, there may be latent problems that surface at key dates or events in the future. The Company has not experienced, and does not anticipate, any significant problems related to the transition to the year 2000. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance.

RISKS OF INTERNATIONAL OPERATIONS AND EURO CURRENCY.

     For the nine months ended December 25, 1999 and December 26, 1998, the Company derived approximately 18% and 12%, respectively, of its sales from outside the United States. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

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

RISKS OF ACQUISITIONS AND INVESTMENTS IN OTHER COMPANIES.

     On December 29, 1999, the Company acquired the flash memory card business of Intel Corporation for a total purchase price of approximately $8.1 million. The Company's acquisition includes the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200) and inventory valued at approximately $8.1 million. This acquisition will be accounted for as a purchase combination in the fourth quarter of fiscal 2000. In exchange, the Company made a cash payment of $2 million, issued a secured promissory note for $4 million and issued 60,000 shares of preferred stock which represents approximately 16 percent of the outstanding shares of Centennial, on an as-converted basis. The note payable bears interest at the rate of 9% and the note and interest are due and payable in one year. The Preferred Stock converts at a ratio of 10 for 1 and has registration rights and a liquidation preference of $4.8 million. The flash memory card business was concentrated with a few customers. While there is a contingent payment of up to $4.5 million due in one year based on units shipped related to the primary customer of the acquired business, the Company has received notice by this primary customer of its intent to discontinue purchasing from Centennial following the acquisition. Accordingly, if this primary customer discontinues purchasing from Centennial, no contingent payment will be due.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and other accrued expenses. The Company believes all of the carrying amounts approximate fair market value.

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of longer than three months but less than one year. As of December 25, 1999, the Company did not have any borrowings outstanding under any credit agreement. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material. The Company denominates substantially all sales in U.S. dollars and has limited expenses denominated in foreign currencies. Consequently, the Company has limited exposure to fluctuations in foreign currencies. The Company, to date, has not attempted to hedge this limited foreign currency exposure. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

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

    A significant number of class members elected not to participate in the Settlement Agreement described above. In September 1999, the Company reached an agreement with a number of these parties which calls for the Company to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, the Company believes that the applicable Federal statue of limitations has likely expired and that it does not have material exposure to these parties. In connection with the above, the Company has revised its original estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during its fiscal year ended March 31, 1997 related to the Class Action Litigation. Accordingly, the Company has reclassified $750,000 in the second quarter of fiscal 2000 from the original settlement reserve to accrued liabilities, representing the $500,000 Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In January 2000, the Company made a partial payment of $188,000 in settlement of certain of these claims. The Company expects the remaining amount to be paid in the next quarter.

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

     The Company is currently considering withdrawing its application for listing on the NASDAQ National Market because it has not yet fully resolved with the SEC all of the issues arising from the conduct of former members of the Company's senior management and the restatement of certain of the Company's financial statements. The Company is cooperating fully with the SEC and believes, based on discussions with the SEC, that it will be able to resolve these issues in an acceptable manner. The Company is presently awaiting a formal proposal from the SEC, however, until these issues are resolved with the SEC, the Company believes that NASDAQ would not approve its current listing application. The Company believes that it presently meets all of the requirements for listing on the NASDAQ National Market. In the event the Company withdraws its current application with the NASDAQ National Market, it intends to promptly refile upon resolution of the matters with the SEC. The Company believes that it may not be able to refile until after the filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000, in which case the Company believes the review of the NASDAQ application should be completed by June, 2000. There can be no assurance that the common stock will be approved for listing on NASDAQ on a timely basis or at all.

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

    On September 17, 1999, the Company's agreement to settle the WebSecure Securities Litigation received final approval by the Court. The settlement agreement states that the Company and certain of its officers and directors will be released from any and all liability arising from the allegations included in the WebSecure Securities Litigation in return for the issuance to the WebSecure Securities Litigation class of 43,125 shares of the Company's common stock, of which 14,375 shares have been issued as of December 25,1999, and the payment to the class of up to $50,000 for notice and administrative costs. In the second quarter ended September 25, 1999, the Company revised its estimate of the expected cost to resolve this matter resulting in income of $940,000. This revision of an estimate was based on the final settlement amounts approved by the court.

ITEM 2. CHANGES IN SECURITIES

    In consideration of our acquisition of the flash memory card business of Intel Corporation, which we completed effective December 29, 1999, the Company issued 60,000 shares of Series B preferred stock to Intel Corporation. The Series B preferred stock, which is convertable into common stock, represents approximately 16% of the outstanding shares of Centennial on an as converted basis. The Series B preferred stock converts at a ratio of 10 for 1 and has registration rights and a liquidation preference of $4.8 million. The Company's acquisition includes the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200) and inventory valued at approximately $8.0 million. See Note 11 to the financial statements appearing elsewhere in this report for additional information regarding this transaction. In connection with this issuance, the Company relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. The Company did not engage in any advertising or general solicitation in connection with the offer and sale of the securities.

    Sales of Unregistered Securities. In the quarter ended December 25, 1999, the Company granted options to acquire a total of 580,500 shares of the Company's common stock exercisable at $3.50 per share. The securities issued were offered in reliance upon the exemption from registration under Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

     (b) Reports on Form 8-K. During the quarter ended December 25, 1999 the Company filed the following reports on Form 8-K.

          1. On January 13, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the purchase of Intel's Flash card business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTENNIAL TECHNOLOGIES, INC.

Dated: February 8, 2000                By: /s/ L. MICHAEL HONE
                                           -------------------------------------
                                           L. Michael Hone
                                           President and Chief Executive Officer

Dated: February 8, 2000                By: /s/ RICHARD J. PULSIFER
                                           -------------------------------------
                                           Richard J. Pulsifer
                                           Chief Financial Officer

INDEX OF EXHIBITS

ITEM
NO.    DESCRIPTION

3.1 Certificate of Amendment of Certificate of Incorporation of Centennial Technologies, Inc. dated December 28, 1999

10.1 Key Employment Agreement between Centennial Technologies, Inc. and Mary Gallahan dated December 16, 1999

10.2 Lease Agreement by and between Centennial Technologies, Inc. and Crocker Capital

10.3   1999 Stock Option Plan

27     Financial Data Schedule