Form 10-K
period 2000-03-25
CENTENNIAL TECHNOLOGIES INC
filed 2000-05-17
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                 ---------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the fiscal year ended March 25, 2000
                         Commission File Number 1-12912


                          CENTENNIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its Charter)
             ------------------------------------------------------


                  Delaware                                04-2978400
                  --------                                ----------
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)              Identification Number)


     7 Lopez Road, Wilmington, Massachusetts                    01887
     ----------------------------------------                   -----
     (Address of principal executive offices)                 (Zip Code)

                                 (978) 988-8848
                                 --------------
              (Registrant's telephone number, including area code)


    Securities registered pursuant to Section 12(b) of the Act:   None


    Securities registered pursuant to Section 12(g) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 8, 2000 was $27,018,423. The fair market value of the common stock, $0.01 par value per share (the "Common Stock"), of the registrant on May 8, 2000 was $8.50 per share, based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. The registrant is unable to verify the accuracy or completeness of such information. As of May 8, 2000, there were 3,189,874 shares of Common Stock of the registrant outstanding.

    Certain items in Part III of this Form 10-K incorporate by reference certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2000 Annual Meeting of Stockholders.

                          CENTENNIAL TECHNOLOGIES, INC.

                   Fiscal Year 2000 Annual Report on Form 10-K

                                TABLE OF CONTENTS

      PART I.                                                                                              PAGE NUMBER
      Item 1     Business                                                                                       3
      Item 2     Properties                                                                                     7
      Item 3     Legal Proceedings                                                                              7
      Item 4     Submission of Matters to a Vote of Security Holders                                            8
      Item 4A    Executive Officers of the Registrant                                                           9


      PART II.
      Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                          11
      Item 6    Selected Financial Data                                                                        11
      Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations          13
      Item 7A   Quantitative and Qualitative Disclosures About Market Risk                                     24
      Item 8    Financial Statements and Supplementary Data                                                    24
      Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           44

      Part III.
      Item 10   Directors and Executive Officers of the Registrant                                             45
      Item 11   Executive Compensation                                                                         45
      Item 12   Security Ownership of Certain Beneficial Owners and Management                                 45
      Item 13   Certain Relationships and Related Transactions                                                 45


      Part IV.
      Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 45


                                     PART I

ITEM 1.  BUSINESS

     This report contains forward-looking statements regarding anticipated revenues and expenses, possible price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw material inventory procurement practices, customers, future developments involving certain investments and future availability of financing. Our actual results may differ materially from these statements because these statements involve numerous risks and uncertainties including those discussed throughout this document as well as under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results" beginning on page 13. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or changes in circumstances after the date hereof.

   GENERAL

     Centennial Technologies, Inc. and its subsidiaries ("Centennial") design, manufacture and market an extensive line of PC card-based solutions to original equipment manufacturers ("OEMs") and value added resellers ("VARs"). We sell into a broad range of markets, including: Communications (routers, wireless telephones, local area networks); Transportation (navigation, vehicle diagnostics); Mobile Computing and Office Automation (hand-held data collection terminals, notebook computers, personal digital assistants); Medical (blood gas analysis systems, defibrillators, hand-held glucometers, holter devices) and Consumer OEM (sewing machines and digital cameras). Our products and services have been  utilized by more than 250 OEMs,  including  Compaq  Computer,  Nortel
Networks, Lucent Technologies, 3Com, Solectron, Jabil Circuit, Symbol Technologies, Intermec Technologies and United Parcel Service.

     We commenced operations in 1987 to develop and commercialize font cartridges for laser printers. In 1992, we began designing, manufacturing and marketing cards which conformed to the specifications agreed upon by the Personal Computer Memory Card International Association ("PCMCIA"). These cards became known as "PC cards." Thereafter, we gradually de-emphasized and ceased the marketing and sales of font cartridges and began to focus on the growing PC card market. We were re-incorporated in Delaware in 1994. Our principal executive offices are located at 7 Lopez Road, Wilmington, Massachusetts 01887, and our telephone number is (978) 988-8848.

     On December 29, 1999 we acquired the flash memory card business of Intel Corporation for approximately $2.0 million in cash, a $4.0 million promissory note and 60,000 shares of Series B Convertible Preferred Stock. This acquisition included Intel's PCMCIA card families (Series 2, Value Series 100 and 200), its miniature card families (Series 100 and 200) and inventory related thereto.

     For purposes of this Annual Report on Form 10-K, all references to "fiscal 2000," "fiscal 1999" and "fiscal 1998" relate to the fiscal years of Centennial ending March 25, 2000, March 31, 1999 and March 31, 1998, respectively. Our fiscal year was changed and now ends on the last Saturday of March. For ease of presentation, March 31 has been utilized for all financial statement captions for the fiscal year ended March 25, 2000. All references to "fiscal 1997" relate to the nine-month period ended March 31, 1997 following our change of fiscal year from June 30 to March 31 and all references to "fiscal 1996" relate to the fiscal year ended June 30, 1996.

    On July 20, 1999, our stockholders approved a one-for-eight reverse stock split of our common stock, which was effective as of the opening of the stock markets based in New York on July 23, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect this reverse stock split.

   INDUSTRY OVERVIEW

     In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems, such as mobile communication systems, network switches, medical devices, navigation systems, cellular telephones, portable computers, digital cameras and portable data collection terminals. PC cards, with characteristics such as high shock and vibration tolerance, low power consumption, small size and high access speed, better meet the requirements of these emerging applications than do traditional hard drive and floppy disk storage solutions.

We believe that demand for PC cards will increase as a result of more uniform and expanded adoption of PCMCIA standards by electronic equipment manufacturers, the inclusion of PC card slots on next generation electronic devices, and the development of PC cards offering new applications. In addition, we believe that widening acceptance of certain hand-held computers, personal digital assistants ("PDAs"), and Palm Type Devices that use PC cards for storage and other applications may stimulate demand for our products.

   PRODUCTS

     Our PC cards may contain one or more of the following components: memory chips (such as flash (linear and ATA), static random access memory ("SRAM") or one time programmable ("OTP") memory) for storage capacity, input/output chips for transmitting and receiving data, and memory chips with programmed software and other devices for specific applications. Application-specific PC cards are generally designed by us in cooperation with an OEM for a specific industry or commercial application. The following are some of the applications in which our PC cards are used:



     INDUSTRY                                                 APPLICATIONS
     --------                                                 ------------
Communications......................  Our  products  are  used  for  storage  in
                                      certain  wireless   telephones  and  other
                                      telecommunication  devices  such as screen
                                      phones.  Our  cards are also used in other
                                      communication   devices,   such   as   PBX
                                      switches and network routers.

Transportation......................  Our  products   are  used  in   navigation
                                      systems,   such  as   Global   Positioning
                                      Satellite ("GPS") equipment used in rental
                                      cars, fleet vehicles, emergency and rescue
                                      vehicles,  airplanes,  ships and  military
                                      vehicles.  GPS systems  interpret  signals
                                      from a  dedicated  network  of  satellites
                                      that circle the earth,  providing  data on
                                      the  position,   direction,  altitude  and
                                      speed of an  object.  We also  develop  PC
                                      cards  used  to  interact   with  on-board
                                      information   systems   embedded  in  air,
                                      marine and land based vehicles.

Mobile Computing and
     Office Automation..............  Our  products  are used  for  supplemental
                                      data   storage   in   portable   computing
                                      devices,   such   as   laptop   computers,
                                      handheld  computers,  PDAs,  and in office
                                      automation   products,   such   as   laser
                                      printers,   fax   machines   and   desktop
                                      computers. Our memory products are also used to display images recorded by a digital camera on a personal computer.

Medical.............................  Our  products  are used to  store  patient
                                      data   from   medical    monitoring    and
                                      diagnostic equipment. Applications include blood gas analysis systems, defibrillators and hand-held glucometers.

Consumer OEM.......................   Our  products  are used by OEMs who design
                                      and sell various consumer  products,  such
                                      as sewing machines and digital cameras. In
                                      these  particular  applications,  PC cards
                                      are  used  to  store   digital  image  and
                                      embroidery pattern information.

     We also provide other non-PC card (PCMCIA) products based on flash memory technology. Flash memory devices have grown in popularity because they do not require power to retain data, are reprogrammable and are extremely reliable. Because of these advantages, flash memory solutions have become more prevalent in equipment requiring data storage. We believe that other flash based products which we manufacture such as, SIMMs, DIMMs (which are each defined below), miniature cards, compact flash cards and custom modules provide our customers with flexible alternatives to address data storage and processing requirements.

     SMALL FORM FACTOR FLASH CARDS are removable flash memory modules that fit into small electronic devices, such as compact digital cameras through slots that are smaller than those designed for PC cards. Small form factor flash cards increase memory capacity and functionality and are similar to PC cards in that they are made with existing flash memory technology with modified mechanical packaging and electrical connections. In addition to custom form factors tailored to particular customer requirements, we offer four types of standardized small form factor flash cards:

o The CompactFlash(TM) (a trademark of SanDisk Corporation) is based on the standard endorsed by the CompactFlash Association, an industry organization established to promote uniform standards for compact flash cards, of which we are a member. The CompactFlash uses a design that relies on an on-board microcontroller and NAND flash technology.

o The Compact Linear Flash, or CLF(TM) card, is based upon a design promoted by us. The CLF(TM) card is based on linear flash devices, NOR flash technology, and requires no on-board micro-controller. The CLF(TM) card uses a similar housing to the CompactFlash(TM).

o The MiniatureCard(TM) is based upon a design promoted by Intel that we acquired. The MiniatureCard is based on linear flash devices, NOR flash technology, uses a linear design, as opposed to the design of the CompactFlash, and requires no on-board microcontroller. The MiniatureCard(TM) uses a different housing design than the CLF(TM) card or CompactFlash(TM).

o The Half Card is based upon a proprietary design developed by us utilizing linear flash technology .

     FLASH SINGLE IN-LINE MEMORY MODULES ("SIMMS") AND DUAL IN LINE MEMORY MODULES ("DIMMs"). SIMMs and DIMMS are types of compact circuit board assembly consisting of flash memory devices and related circuitry. Electronic systems increasingly employ SIMMs and DIMMs as building blocks in system design. SIMMs and DIMMs allow OEMs to configure a system with a variety of different levels of memory, thus enabling OEMs to address cost-effective multiple price points or applications with a single module that is easily upgradable.

   BUSINESS STRATEGY

     Our goal is to become a leading worldwide provider of PC card-based solutions to OEMs in the communications, transportation, mobile computing, medical and consumer OEM industries. To reach our goal we intend to:

     OFFER COMPREHENSIVE PC CARD-BASED SOLUTIONS. We offer an extensive PC card product line as well as related value-added services, such as (i) in-house design expertise, (ii) flexible manufacturing, including the ability to make short production runs with minimum down time, (iii) private labeling, (iv) programming and testing capabilities, (v) rapid order turnaround, and (vi) just-in-time delivery programs. By offering comprehensive solutions for OEM PC card requirements, from design to shipment, we believe we have a competitive advantage in the PC card market.

     FOCUS ON OEM CUSTOMERS. We market products and services to OEMs and VARs that sell products for applications within our target industries. We believe that we can achieve higher gross margins and customer loyalty by serving the OEM market rather than consumer markets due to the OEM market's requirements for value-added services, such as design expertise, programming and prototype development. In addition, we believe that serving OEMs gives us exposure to new technologies and emerging applications, which helps us respond to technological advances and anticipate changes in market conditions.

     PROVIDE FLEXIBLE, HIGH QUALITY MANUFACTURING SOLUTIONS. We have periodically upgraded and automated our manufacturing facilities to expand and enhance in-house production capacity. By manufacturing our PC cards in-house, we can offer more flexible production schedules to accommodate OEMs that require the delivery of a number of different products within a short time frame. Our PC card manufacturing facility in Wilmington, Massachusetts is a certified ISO 9001 manufacturer. ISO certification is based on numerous aspects of our business, including manufacturing, purchasing, human resources, engineering and research.

   SALES AND MARKETING

     We target industrial and commercial applications for PC cards primarily in the communications, transportation, mobile computing, medical and consumer OEM industries. We market our products through direct sales people, independent manufacturer representatives and distributors. Our customer service staff operates from our main office in Wilmington, Massachusetts. Field sales representatives conduct business from our main office, and remote offices, including our sales office in Cheshire, England.

     We generally market our products and capabilities directly to OEMs and value-added resellers ("VARs"). Our sales staff and engineers work with OEM engineers to design and engineer PC cards to OEM requirements, which often leads to providing custom-designed PC cards for specific applications. We believe interaction with OEM customers provide exposure to emerging technologies and applications, facilitating a proactive approach to product design. The sales to our OEM customers are made pursuant to purchase orders. We have sold products and services to more than 250 OEMs, including Compaq Computer, Nortel Networks, Lucent Technologies, 3Com, Solectron, Jabil Circuit, Symbol Technologies, Intermec Technologies and United Parcel Service. We also pursue sales to the military sector and to corporate end-users.

     We generally enter into individual purchase orders with our customers and we do not presently have any fixed long-term volume commitments from any of our significant customers. Although Nortel Networks directly represented in excess of 10% of our sales during fiscal 1999, no customer represented more than 10% of our sales during fiscal 2000. However, during fiscal 1999, Nortel Networks engaged several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Nortel Networks combined with these contract manufacturers represented in excess of 10% of our sales in fiscal 2000.

   ENGINEERING AND PRODUCT DEVELOPMENT

     We direct our engineering and design efforts towards products for which we believe there is a growing and profitable market. In particular, we seek to meet the requirements of our OEM customers for products aimed at emerging applications in the communications, transportation, mobile computing, medical and consumer OEM industries by applying the latest available technology and the PC card design and engineering know-how gained from our focus on these markets. We provide engineering and design support to many of our customers in order to help integrate our products into OEM equipment. OEMs often require PC cards for new applications within our target markets. We have developed a library of several hundred designs through our work with OEMs. By working with these OEMs, we have been exposed to new market opportunities for our PC card-based solutions.

COMPETITION

    The market in which we compete is intensely competitive. We compete with manufacturers of PC cards and related products, including M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation, Simple Technologies, Smart Modular Technologies, Inc., Viking Components, Inc. and White Electronic Designs Corporation as well as with electronic component manufacturers who also manufacture PC cards, including Hitachi Semiconductor, Inc. and Mitsubishi Electric Corporation. Certain of these competitors supply us with raw materials, including electronic components, which are occasionally, and are at present, subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than we do as a result of their higher levels of integration. We believe that our ability to compete successfully depends on a number of factors, including the following:

    o  product quality and performance                   o  order turnaround
    o  provision of competitive design capabilities      o  timely response to advances in technology
    o  timing of new product introductions by            o  production efficiency
        Centennial, our customers and competitors        o  number and nature of  our competitors
    o  price                                                 in a given market
    o  ability to obtain raw materials                   o  general market and economic conditions


   RAW MATERIALS AND PRODUCT COMPONENTS

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are an integral component of our products, are on industry-wide allocation by suppliers. These shortages are currently having an impact on our business and if they continue or expand, will have a material adverse effect on our business, financial condition and results of operations. We believe we will be able to meet most of our customers' orders for the first half of fiscal 2001. At this time we are unable to determine what the impact will be thereafter. If the current shortages become more severe, such shortages will prevent us from growing our business as we currently contemplate.

     We purchase certain key components from single source vendors for which alternative sources are not currently available. We do not maintain long-term supply agreements with our vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect our business, financial condition and results of operations. No assurance can be given that one or more of our vendors will not reduce supplies to us.

   EMPLOYEES

     As of March 25, 2000, we had 130 full-time employees, of whom 8 were executive officers, 23 were involved in sales and marketing, 16 were involved with engineering and product development, 13 were involved with administration and 70 were involved in manufacturing. None of our employees are represented by a labor union.

ITEM 2.  PROPERTIES

     We maintain our principal executive offices, research and development and ISO 9001 certified manufacturing operations in a 34,000 square foot leased facility in Wilmington, Massachusetts. We currently pay rent of approximately $23,000 per month pursuant to a lease that expires on April 30, 2002. The lease contains an option to renew for an additional five-year period. The lease provides for annual rent increases of 4% and provides that we pay to our landlord, as additional rent, our pro rata share of certain operational and maintenance costs at the facility during the term of the lease.

     We conduct business through sales offices in the United States and our United Kingdom office located in Cheshire, England. We believe that our facilities are adequate for our current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS

     We are party from time to time to legal proceedings arising out of the normal course of our business. We do not believe that any such legal proceedings, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. In addition, we have been or are parties to other litigation as summarized below.

CLASS ACTION LITIGATION

    We have been party to various class action lawsuits which were commenced principally during fiscal 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during fiscal 1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in fiscal 1999.

    Since our announcement on February 11, 1997 that we were undertaking an inquiry into the accuracy of our prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 40 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against us and our Board of Directors, officers and former independent accountants, among others, under certain federal and state laws. These class action lawsuits were purportedly brought by and on behalf of purchasers of our Common Stock (i) between our initial public offering on April 12, 1994 and February 10, 1997 or
(ii) on February 25, 1997.

    On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby we and certain of our officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, we paid the plaintiffs in the Consolidated Litigation $1.475 million in cash and issued to these plaintiffs 854,300 shares or 37% of our Common Stock. We also adopted certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During fiscal 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during fiscal 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in fiscal 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In fiscal 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the first quarter of fiscal 2001.

    In fiscal 2000, the plaintiffs in the Consolidated Litigation reached an agreement with our former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In fiscal 2000 we paid Jay Alix and Mr. Ramaekers $1.0 million for legal fees incurred and Jay Alix and Mr. Ramaekers released any and all claims against our affiliates our directors and us.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We cooperated fully with the SEC and believe, based on discussions with the SEC, that we will be able to resolve the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements in an acceptable manner, although we can not assure you that such matters will be resolved in a manner acceptable to us.

WEBSECURE LITIGATION

    On and after March 26, 1997, several complaints were filed against WebSecure, certain officers, directors and underwriters of WebSecure, and us in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997. The claims against us included alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "WebSecure Securities Litigation"). In fiscal 1997, we established a reserve of $1.2 million in connection with the expected settlement of this litigation.

    In fiscal 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of March 31, 2000, and the payment of $50,000 for notice and administrative costs. In fiscal 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

    On May 12, 2000, we received a complaint from Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers and management of Centennial, their ages and positions held in Centennial, are as follows:

                Name                         Age                  Position
                ----                                              --------
       L. Michael Hone................       50     President and Chief Executive Officer
       Richard N. Stathes.............       54     Executive Vice President, Worldwide Sales and  Marketing
       Jacques Assour, Ph.D...........       67     Senior Vice President, Operations
       Richard J. Pulsifer............       41     Vice President, Chief Financial Officer and Secretary
       Douglas S. Boehme..............       41     Vice President of North American Sales
       Mary A. Gallahan...............       52     Vice President of Administration and Human Resources
       Grady D. Lambert...............       37     Vice President of Engineering
       John C. Nugent.................       56     Managing Director of Centennial Technologies International Limited


     Executive officers are elected by and serve at the pleasure of the Board of Directors. The following is a brief summary of the background of each executive officer of Centennial.

     L. MICHAEL HONE, President and Chief Executive Officer. Mr. Hone joined Centennial as its President and Chief Executive Officer and Director in August 1997. Prior to Centennial, Mr. Hone was the Chairman and Chief Executive Officer of PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products, from 1992 to 1997; director of Telxon Corporation, a publicly-traded company engaged in the global design and manufacture of wireless networks for mobile computing solutions and information systems; director of Rochester Healthcare Information Group, Inc., a company principally engaged in providing data processing management to the health care industry; director of Association for the Blind and Visually Impaired, Inc., a company principally engaged in assisting the blind and visually impaired to achieve vocational and social independence. Mr. Hone is a named inventor on 6 United States patents.

     RICHARD N. STATHES, Executive Vice President, Worldwide Sales and Marketing. Mr. Stathes joined Centennial as Senior Vice President of Sales and Marketing in September 1997 and became Executive Vice President, Worldwide Sales and Marketing in April 2000. From 1992 until 1997, Mr. Stathes served as Vice President of Sales and Marketing for PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser based bar code scanners, scan engines and other scanning products. Mr. Stathes holds a Bachelor of Science degree in Business Administration from Syracuse University.

     JACQUES ASSOUR, PH.D., SENIOR VICE PRESIDENT, OPERATIONS. Dr. Assour joined Centennial in September 1997. From 1995 until 1997, Dr. Assour provided electronics design and financial planning consulting services to various client companies, including Robotic Vision Systems, Inc. From 1990 until 1995, Dr. Assour served as Senior Vice President of Operations for PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products. Dr. Assour is a named inventor on five United States patents. Dr. Assour holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering, and a Ph.D. in Electrophysics from Polytechnic Institute of Brooklyn.

       RICHARD J. PULSIFER, VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY. Mr. Pulsifer joined Centennial in June 1999. From 1996 to 1998, Mr. Pulsifer served as Chief Financial Officer and Vice President for Praxis International, Inc., Waltham, Massachusetts, a manufacturer of software products for data movement. Previously, Mr. Pulsifer held financial management positions with Chrysalis Symbolic Design, Summa Four, Trinzic, Altron and Coopers &
Lybrand L.L.P. Mr. Pulsifer holds a Bachelor of Science degree in Business Administration from Suffolk University.

     DOUGLAS S. BOEHME, VICE PRESIDENT OF NORTH AMERICAN SALES. Mr. Boehme joined Centennial in 1998 as a Regional Sales Manager and became Vice President of North American Sales in January 2000. Prior to joining Centennial, Mr. Boehme was a Sales Director for PSC Inc. a publicly-held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products.

     MARY A. GALLAHAN, VICE PRESIDENT OF ADMINISTRATION AND HUMAN RESOURCES. Ms. Gallahan joined Centennial in October 1999. During 1999, Ms. Gallahan served as Vice President of Human Resources for Schuff Steel, Phoenix, Arizona. From 1997 to 1999, Ms. Gallahan provided consulting services. From 1992 to 1997, Ms. Gallahan was Vice President of Human Resources for PSC, Inc., a publicly-held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products.

       GRADY D. LAMBERT, VICE PRESIDENT OF ENGINEERING. Mr. Lambert joined Centennial in May 1997 as a senior design engineer and was promoted to Director of Advanced Technology in December 1998 and became Vice President of Engineering in February 2000. From 1994 to 1997, Mr. Lambert was flash memory product/engineering manager for AMP, Inc.'s PC Card Division located in Largo, Florida. Mr. Lambert holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering from the University of Alabama with concentrations in the areas of digital communications and digital design.

     JOHN C. NUGENT, MANAGING DIRECTOR OF CENTENNIAL TECHNOLOGIES INTERNATIONAL LIMITED. Mr. Nugent joined Centennial as Managing Director of Centennial's subsidiary, Centennial Technologies International Limited, in January 1998. From 1997 until January 1998, Mr. Nugent served as Sales Manager for Matco, Inc., a contract manufacturer of electronic boards. From 1992 until 1997, Mr. Nugent served as Vice President of International Operations for PSC Inc., a publicly-held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is not currently traded or quoted on an organized stock exchange or automated quotation system. From March 1997 until May 1998, our Common Stock was traded on the "pink sheets," and since May 1998, has traded on the Over-the-Counter Electronic Bulletin Board under the symbol "CENL." For the periods indicated, the following table sets forth the range of high and low sale prices for the Common Stock based on information reported by certain internet-based bulletin board services purporting to monitor trading activities. We are unable to verify the accuracy or completeness of the internet-based bulletin board information.

                                                            HIGH           LOW
FISCAL 1999                                                 ----           ---
April 1, 1998 through June 27, 1998..................     $  21.00      $  10.50
June 28, 1998 through September 26, 1998.............     $  13.50      $   3.50
September 27, 1998 through December 26, 1998.........     $  11.00      $   3.00
December 27, 1998 through March 31, 1999.............     $  12.00      $   4.50
FISCAL 2000
April 1, 1999 through June 26, 1999..................     $   9.36      $   5.36
June 27, 1999 through September 25, 1999.............     $   9.05      $   4.50
September 26, 1999 through December 25, 1999.........     $   5.06      $   3.50
December 26, 1999 through March 25, 2000.............     $  12.00      $   4.38

     In fiscal 2000, we filed an application for listing on the Nasdaq National Market. We believe that we presently meet all of the requirements for listing on the Nasdaq National Market, except that we believe we need to fully resolve with the SEC all of the issues arising from the conduct of former members of Centennial's senior management and the restatement of certain financial statements. We are cooperating fully with the SEC and believe, based on discussions with the SEC, that we will be able to resolve these issues in an acceptable manner, although we can not assure you that such issues will be resolved with the SEC, or if the issues are resolved, that our Common Stock will be approved for listing on the Nasdaq National Market on a timely basis, or at all.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of March 31, 1998 and 1997 and June 30, 1996 and for the nine months ended March 31, 1997 and 1996 have been derived from financial statements not included herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                            Nine Months Ended      Fiscal Year Ended
                                               Fiscal Years Ended March 31,                       March 31,              June 30,
                                                                                                  ---------              --------
                                   ------------------------------------------------------
                                      2000           1999          1998          1997          1997           1996          1996
                                  ------------   ------------  ------------  ------------  ------------  -------------  --------
                                                                              (Unaudited)                 (Unaudited)
Net sales......................   $   35,580     $   27,633    $   28,263    $   39,907    $   28,263    $   21,768     $   33,412
Cost of goods sold.............       25,040         18,968        23,683        33,213        24,453        21,018         29,778
                                  ----------     ----------    ----------    ----------    ----------    ----------     ----------
   Gross profit................       10,540          8,665         4,580         6,694         3,810           750          3,634
Operating expenses:
   Research and development....        1,887            750           838         1,369         1,061         1,126          1,434
   Selling, general and

administrative.................        6,673          6,132         9,957         8,416         7,318         2,705          3,803
                                  ----------          -----         -----         -----         -----         -----
   Operating income (loss).....        1,980          1,783        (6,215)       (3,091)       (4,569)       (3,081)        (1,603)
Other income (expense):
   Loss on investment activities          --           (733)      (14,065)      (16,689)      (14,096)          (69)        (2,662)
   Loss on disposal of equipment        (343)            --            --            --            --            --             --
     Special investigation costs          --             --          (597)       (3,673)       (3,673)           --             --
   Provision for settlement....
     of shareholder litigation.           --             --            --       (20,000)      (20,000)           --             --
   Provision for loss on
inventory
     subject to customer dispute          --             --        (1,841)           --            --            --             --
   Proceeds from resolution of
     customer dispute..........           --          1,600            --            --            --            --             --
   Other                                 940             --            --            --            --            --             --
   Other income (expense)......           46           (132)         (258)           --            --            --             --
   Net interest income (expense)         185            344           (56)         (234)         (391)         (174)           (17)
                                  ----------     ----------    -----------   -----------   -----------     ---------      ---------
   Income  (loss)  before income
taxes                                  2,808          2,862       (23,032)      (43,687)      (42,729)       (3,324)        (4,282)
    and  equity in  earnings  of
affiliate
Equity in earnings of affiliate           --             --           423           959           959            --             --
                                  ----------     ----------    ----------    ----------    ----------    ----------     ----------
   Income  (loss)  before income       2,808          2,862       (22,609)      (42,728)      (41,770)     (  3,324)        (4,282)
taxes
Provision for income taxes.....          155             56            --            --            --            --             --
                                  ----------     ----------    ----------    ----------    ----------    ----------     ----------
   Net income (loss)...........   $    2,653     $    2,806    $  (22,609)   $ (42,728)    $  (41,770)   $   (3,324)   $    (4,282)
                                  ==========     ==========    ==========    =========     ==========    ==========    ===========

Net  income  (loss)  per share -  $     0.83    $      0.97   $     (9.80)  $   (19.90)     $  (19.24)    $  (2.10)      $   (2.51)
basic
Net  income  (loss)  per share -  $     0.76    $      0.96   $     (9.80)  $   (19.90)     $  (19.24)    $  (2.10)      $   (2.51)
diluted .......................
Weighted average shares
   outstanding - basic.........        3,186          2,907         2,308         2,147         2,171         1,585          1,704
Weighted average shares
   outstanding - diluted.......        3,508          2,939         2,308         2,147         2,171         1,585          1,704

Consolidated Balance Sheet Data (in thousands):

                                                              MARCH 31,
                                          ---------------------------------------------------    JUNE 30,
                                             2000          1999          1998          1997         1996
                                         ----------    ----------    ----------     ----------  --------

Current assets......................      $ 24,912      $ 14,703      $ 11,497       $ 27,213    $ 37,017
Total assets........................        30,373        18,954        17,078         52,090      41,132
Current liabilities.................        13,651         7,258         8,140         22,644       8,856
Working capital.....................        11,261         7,445         3,357          4,569      28,161
Stockholders' equity................        15,895        11,696         8,902         29,446      31,909


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Item  7  of  this  Annual  Report  on  Form  10-K  contains  forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding anticipated revenues and expenses, price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, Centennial's customer base, future developments involving certain investments and future availability of financing. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Factors That May Affect Future Results", and (iii) identified from time to time in our periodic filings with the SEC. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

   GENERAL

    We design, manufacture and market an extensive line of PC cards used primarily by OEMs in industrial and commercial applications. Our PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

    ACQUISITION OF THE FLASH MEMORY CARD BUSINESS OF INTEL CORPORATION.

     On December 29, 1999, we acquired the flash memory card business of Intel Corporation. The acquired business included the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200) and inventory related thereto. This acquisition has been accounted for as a purchase in the fourth quarter of fiscal 2000. In consideration for the acquisition, we paid cash of $2.0 million, issued a secured promissory note for $4.0 million and issued 60,000 shares of Series B Convertible Preferred Stock which represented approximately 16% of our outstanding shares, on an as-converted basis. The promissory note bears interest at the rate of 9% per annum, and is due and payable, together with interest thereon, in December 2000. The Series B Convertible Preferred Stock converts at a ratio of 10 shares of Common Stock per share of Series B Convertible Preferred Stock and has a liquidation preference of $4.8 million. Intel Corporation received certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. The flash memory card business was concentrated with a few customers. While there is a contingent payment of up to $4.5 million due January 2001 based on units shipped by the acquired business to Cisco Systems, Inc. ("Cisco Systems"), we received notice from Cisco Systems of its intent to discontinue purchasing from us. Accordingly, we expect that we will not have to make any portion of the contingent payment.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of income data of Centennial expressed as a percentage of net sales:

                                                                           Years Ended                        Nine Months Ended
                                                                            March 31,                              March 31,
                                                            2000         1999          1998         1997       1997        1996
                                                        -----------  -----------   -----------  ----------  ----------  ---------
      Net sales.......................................       100.0%      100.0%        100.0%      100.0%      100.0%      100.0%
      Cost of goods sold..............................        70.4        68.6          83.8        83.2        86.5        96.6
                                                        ----------   ---------     ---------    --------    --------    --------
        Gross profit..................................        29.6        31.4          16.2        16.8        13.5         3.4
      Operating expenses:
        Research and development......................         5.3         2.7           3.0         3.5         3.7         5.2
        Selling, general and administrative...........        18.7        22.2          35.2        21.1        25.9        12.4
                                                        ----------   ---------     ---------    --------    --------    --------
          Operating income (loss).....................         5.6         6.5         (22.0)       (7.8)      (16.1)      (14.2)
      Other income expense:
        Loss on investment activities.................         --         (2.7)        (49.8)      (41.8)      (49.9)       (0.3)
        Loss on disposal of equipment.................       (1.0)          --            --          --          --          --
        Special investigation costs...................         --           --          (2.1)       (9.2)      (13.0)         --
        Provision for settlement of shareholder
           Litigation.................................         --           --            --       (50.1)      (70.8)         --
        Provision for loss on inventory subject to
           customer dispute...........................         --           --          (6.5)         --          --          --
        Proceeds from resolution of customer dispute..         --          5.8            --          --          --          --
        Other.........................................         2.7          --            --          --          --          --
        Other income (expenses).......................         0.1        (0.4)         (0.9)         --          --          --
        Net interest income (expense).................         0.5         1.2          (0.2)       (0.6)       (1.4)       (0.8)
                                                        ----------   ---------     ----------   ---------   ---------   ---------
        Income (loss) before income taxes and equity
           in earnings of affiliate...................         7.9        10.4       (  81.5)     (109.5)     (151.2)    (  15.3)
      Equity in earnings of affiliate.................         --           --           1.5         2.4         3.4          --
                                                        ----------   ---------     ---------    --------    --------    --------
        Income (loss) before income taxes.............         7.9        10.4       (  80.0)     (107.1)     (147.8)    (  15.3)
      Provision for income taxes......................         0.4         0.2            --          --          --          --
                                                        ----------   ---------     ---------    --------    --------    --------
        Net income (loss).............................         7.5%       10.2%      (  80.0)%    (107.1)%    (147.8)%   (  15.3)%
                                                        ==========   =========     =========    =========   ========    ========

             TWELVE MONTHS ENDED MARCH 25, 2000 AND MARCH 31, 1999

    NET SALES.

    Net sales increased 29% to $35.6 million for fiscal 2000 compared to $27.6 million for fiscal 1999. The increase in sales is attributable to an increase in units shipped. In the fourth quarter of fiscal 2000, our sales to Cisco Systems, the primary customer of the flash memory card business acquired from Intel Corporation, were approximately $2.0 million. Following our acquisition of the flash memory card business, Cisco Systems notified us that they would no longer purchase from us and cancelled all remaining orders. Component costs (primarily related to memory chips) increased significantly throughout fiscal 2000. We expect component costs to continue to increase in fiscal 2001, which we believe may cause an increase in our average selling price. We can not assure you that if component costs continue to rise we will be able to continue to increase our average selling price or that competitive pricing pressures will not adversely affect the average selling price. We anticipate that there will be strong sales growth in fiscal 2001 compared to fiscal 2000. We believe there will be significant shortages of certain of our components, particularly with respect to flash memory. Any such shortages could have a material adverse effect on our business, financial condition and results of operations.

    We continue to experience limited backlog and advance bookings as our customers, particularly our major customers, continue to expect short lead-times. A majority of our anticipated quarterly revenues are expected to be orders that will be received and fulfilled in the same quarter. Due to a number of factors described herein and in "Factors That May Affect Future Results," our ability to adjust our operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, our results of operations will be adversely affected.

    For fiscal 2000, no customer represented more than 10% of our sales. Nortel Networks represented 5% and 14% of our sales in fiscal 2000 and 1999, respectively. During fiscal 1999, Nortel Networks engaged several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our sales to these contract manufacturers for both fiscal 2000 and 1999 represented 14% of our sales. One of these contract manufacturers recently merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on the our business, financial condition and results of operations.

    For fiscal 2000 and 1999, sales outside of the United States were approximately 20% and 12%, respectively, of our sales. Sales outside of the United States are primarily to customers in several Western European countries, although sales to customers in any one country did not comprise more than 10% of our sales for fiscal 2000 or 1999.

    GROSS PROFIT.

    Gross profit increased 22% to $10.5 million for fiscal 2000 compared to $8.7 million for fiscal 1999. Gross margins were 30% for fiscal 2000 and 31% for fiscal 1999. The fourth quarter of fiscal 2000 included approximately $4.4 million of net sales of inventory acquired with the acquisition of the flash memory card business of Intel Corporation. This acquired inventory is carried at its estimated fair market value. Accordingly, the sale of this inventory resulted, and will likely result in the future, in a lower gross margin than sales of our other inventory. We anticipate that most of the acquired inventory on hand as of March 31, 2000 should be sold during the first half of fiscal 2001. Excluding the effect of sales of the acquired inventory and related costs of this acquired inventory, the gross margin for fiscal 2000 would have been 34% as compared to 30%.

    We anticipate that gross margins will continue to be strong in fiscal 2001; however, the gross margins will likely be somewhat lower in the first two quarters of fiscal 2001 as we anticipate certain of the remaining acquired inventory will be sold during those periods. We also believe the gross margins on sales by the acquired business, in general, will be somewhat lower than those achieved by us on our existing products. We have been able to achieve higher margins on our products primarily due to a significant amount of custom product sales through our direct sales force combined with a small amount of software and service revenue. Our existing products and services tend to have higher margins than standard products, which comprise substantially all of the acquired business' product line.

    We experienced an increase in our flash memory costs throughout fiscal 2000. We increased the average selling price of our products during fiscal 2000 as a result of our increased component costs. This increase in our average selling price enabled us to maintain our gross margin. We believe costs of certain component memory devices will continue to increase during fiscal 2001. We can not assure you that we will be able to continue to increase our average selling prices to offset such component cost increases that might have an adverse affect our gross margin.

    RESEARCH AND DEVELOPMENT.

    Our research and development expenditures increased significantly to $1.9 million or 5% of sales in fiscal 2000 compared to $0.8 million or 3% of sales for fiscal 1999. The higher research and development costs are due generally to increased spending on outside consultants, higher engineering material expenditures and recruiting and relocation costs combined with an increased percentage of employees focused on research and development projects. We expect that we will continue to spend significant amounts on research and development in the future.

    SELLING, GENERAL AND ADMINISTRATIVE.

    Selling, general and administrative expenses were $6.7 million or 19% of sales in fiscal 2000 compared to $6.1 million or 22% of sales in fiscal 1999. The $0.6 million increase in these expenses for fiscal 2000 is mainly attributed to higher staffing costs necessary to generate and support our increase in sales. We anticipate our selling, general and administrative expenses will continue to increase as our sales grow.

    OTHER INCOME/EXPENSE.

    In fiscal 2000, we incurred a loss of $343,000 on the disposal of certain equipment that was replaced.

    In fiscal 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of March 31, 2000, and the payment of $50,000 for notice and administrative costs. In fiscal 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

    NET INTEREST INCOME/EXPENSE.

    Net interest income was $185,000 for fiscal 2000 compared to net interest income of $344,000 for fiscal 1999. This decrease is primarily attributable to decreased funds invested or on deposit in interest bearing accounts, as well as increased borrowing under capitalized leases during fiscal 2000 combined with interest expense on the note payable.

    NET INCOME PER SHARE.

    On July 20, 1999, our shareholders approved a one-for-eight reverse stock split of the common stock, which was effective as of the opening of the stock markets on July 23, 1999. In this report, all per share amounts and numbers of shares have been restated to reflect the reverse stock split.

    As a result of the Intel Corporation transaction described more fully below, diluted weighted average outstanding shares increased by 600,000 shares as of December 29, 1999.

Twelve months ended March 31, 1999 and March 31, 1998

     NET SALES.

     Sales decreased 2% to approximately $27.6 million for fiscal 1999 compared to $28.3 million for fiscal 1998. The average selling price for our products fell approximately 7% during fiscal 1999, which was partially offset by an increase in the volume of PC cards sold of approximately 5%. Decreasing component costs between periods and competitive pricing pressures contributed to the decrease in the average selling price of our products.

     Sales outside of the United States represented 12% of sales in fiscal 1999 compared to 14% of sales for fiscal 1998. At the end of fiscal 1998, we opened a new sales office in Cheshire, England.

     Sales to Nortel Networks represented 14% of sales in fiscal 1999 compared to 29% of sales in fiscal 1998. During fiscal 1999, Nortel Networks engaged a contract manufacturer to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our sales to this contract manufacturer represented almost 10% of our sales during fiscal 1999. No other customer accounted for more than 10% of our sales during fiscal 1999.

     GROSS PROFIT.

     Gross profit increased 89% to $8.7 million for fiscal 1999 compared to $4.6 million for fiscal 1998. Gross margins were 31% for fiscal 1999 compared to 16% for fiscal 1998. During fiscal 1999, we sold portions of some customized inventory for approximately $1.2 million, the cost of which had been previously fully reserved due to a dispute with the customer for whom the customized cards were originally produced and who had attempted to cancel the order. The gross margin for fiscal 1999, excluding this sale of fully reserved inventory, was 28%. Costs of goods sold include provisions for inventory obsolescence of $0 in fiscal 1999 and $886,000 in fiscal 1998, representing 3% of sales in fiscal 1998, which reflects the strategy of prior management to build inventory in anticipation of customer orders, a portion of which did not materialize. Our gross margins were also negatively impacted during fiscal 1998 by declining memory chip prices, which reduced PC card selling prices in certain situations where we had already purchased memory chips at higher prices.

     RESEARCH AND DEVELOPMENT.

     Research and development costs decreased by 11% to approximately $750,000 in fiscal 1999 compared to $838,000 for fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE.

      Selling, general and administrative expenses decreased by 39% to $6.1 million in fiscal 1999 compared to $10.0 million in fiscal 1998. This decrease primarily resulted from the non-recurrence in fiscal 1999 of the following expenses incurred in fiscal 1998: legal and consulting expenses relating to the negotiation and finalization of the settlement of the class action litigation against us, the settlement of several other legal claims, the filing of revised tax returns, and the conclusion of our arrangements for interim senior management consulting services. Bad debt expenses were also higher in fiscal 1998 than in fiscal 1999 as we provided specific reserves for several of our former customers in fiscal 1998. We also paid non-recurring retention bonuses during fiscal 1998 to several key employees following the announcement of the special investigation into our prior reported financial results. We also incurred non-recurring costs in fiscal 1998 in hiring a new senior management team, and paid severance benefits to certain of the former officers and employees. We also incurred non-recurring costs during fiscal 1998 in closing its Canadian and UK offices and establishing a new sales office in Cheshire, England. We incurred increased sales expenses related to its new UK sales office during fiscal 1999. Employee benefits and commissions expenses increased in fiscal 1999 as we implement a profit-sharing plan and a new commissions program.

    LOSS ON INVESTMENT ACTIVITIES.

    Loss on investment activities consists of write-downs, valuation adjustments and accruals for losses recorded associated with certain investments. During fiscal 1999, we reduced the carrying value of our investment in Century Electronics Manufacturing, Inc. ("Century") by $733,000 to $1.7 million, reflecting our assessment of the deterioration in the value of this investment.

    PROCEEDS FROM RESOLUTION OF CUSTOMER DISPUTE.

    During fiscal 1998, we filed suit against a customer regarding inventory specifically purchased and manufactured pursuant to a purchase order from the customer (the "Custom Inventory"). The customer attempted to cancel a portion of the purchase order. We disputed the customer's claim that the purchase order cancellation was effective. During fiscal 1998, we fully reserved the cost of the Custom Inventory of approximately $1.8 million due to the legal costs and inherent uncertainties involved in litigation.

     During fiscal 1999, we settled the litigation. As a result of this settlement, we received $1.6 million in cash and the customer agreed that we retain this Custom Inventory. During fiscal 1999, we recognized the cash payment of $1.6 million as income. Also during fiscal 1999, after the settlement agreement was reached, we sold portions of the Custom Inventory for approximately $1.2 million, which was included in net sales.

    OTHER EXPENSES, NET.

    During fiscal 1999, we incurred a loss on the disposal of certain equipment that had a net book value of approximately $132,000, which equipment was replaced. During fiscal 1998, we increased its accrual for Special Investigation Costs by $597,000 due to incremental costs. During fiscal 1998, we paid in full our line of credit and lease financing obligations with the bank that was previously providing us with credit facilities. That bank required us to pay lease cancellation charges of approximately $258,000 in order to release its lien on the equipment being financed pursuant to those leases.

    NET INTEREST INCOME/EXPENSE.

    Net interest income was $344,000 for fiscal 1999 and net interest expense was $56,000 in fiscal 1998, reflecting cash available for investment in fiscal 1999 and outstanding borrowings during fiscal 1998.

    YEAR 2000 MATTERS

    Over the past several years we made significant investments in new manufacturing, financial and operating hardware and software. These investments were made to support the growth of our operations; however, as a by-product of this effort, we had year 2000 compliant hardware and software operating as we entered into the year 2000. We upgraded or replaced systems which were not year 2000 compliant.

    Our computer systems and equipment successfully transitioned to the year 2000. However, there may be latent problems that surface at key dates or events in the future. We have not experienced, and do not anticipate, any significant problems related to the transition to the year 2000. We estimate that we have spent in aggregate approximately $600,000 in addressing year 2000 readiness issues, of which $502,000 was capitalized. We do not anticipate any significant future expenditures related to year 2000 compliance.

                        LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations. At March 25, 2000, we had cash and cash equivalents of approximately $5.8 million and generated approximately $1.2 million of cash from operating activities during the year then ended. The $4.0 million promissory note, and related interest, issued in connection with our acquisition of the flash memory card business from Intel Corporation is due and payable on December 29, 2000. We believe the existing cash and cash equivalents, short-term investments and available financing arrangements will be sufficient to meet our current anticipated working capital and capital expenditure requirements for the foreseeable future, including satisfaction of the $4.0 million note obligation.

     OPERATING ACTIVITIES.

     At March 31, 2000 and 1999, working capital was $11.3 million and $7.4 million, respectively. The increase in working capital is primarily due to the acquisition of the flash memory card business of Intel Corporation combined with positive operating results partially offset by higher inventory levels. The inventory balance increased from $3.0 million at March 31, 1999 to $14.6 million at March 31, 2000. This significant increase is attributable to approximately $7.5 million in inventory at March 31, 2000 that was acquired with the acquisition of Intel's flash memory card business. In addition, we increased our raw material levels of the flash memory component. The higher flash memory level is due to higher planned purchases in the fourth quarter due to expected shortages. Additionally, we have had to increase our inventory levels as supplier lead times have increased.

    INVESTING TRANSACTIONS.

    Net capital expenditures amounted to $473,000 during fiscal 2000 compared to $669,000 in fiscal 1999.

    In fiscal 2000, we invested $248,000 for approximately a 7% interest in Elan Digital Systems Limited ("Elan"). Elan was formed in the United Kingdom during 1976 and offers application engineering and design services for microcontroller based solutions. We carry this investment on our balance sheet under "Investments" and report its operating results under the cost method of accounting.

    FINANCING TRANSACTIONS.

    In fiscal 2000, we entered into two five-year capital leases for new manufacturing equipment with monthly payments that aggregate to $22,535.

    INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

    Since October 1996, we have held an equity interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. On February 4, 1998, Century redeemed a portion of our debt and equity holdings in Century in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of certain interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century's Series A Convertible Preferred Stock. We recorded a loss on investment activities of $5.1 million in the third quarter of fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of our investment in Century. During fiscal 1999, we reduced the carrying value of our investment in Century by $733,000 to $1.7 million, reflecting management's assessment of the deterioration in value of our investment.

     LEGAL PROCEEDINGS

     We are party from time to time to legal proceedings arising out of the normal course of our business. We do not believe that any such legal proceedings, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. In addition, we have been or are parties to other litigation as summarized below.

     CLASS ACTION LITIGATION

    We have been party to various class action lawsuits which were commenced principally during fiscal 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during fiscal 1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in fiscal 1999.

    Since our announcement on February 11, 1997 that we were undertaking an inquiry into the accuracy of our prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 40 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against us and our Board of Directors, officers and former independent accountants, among others, under certain federal and state laws. These class action lawsuits were purportedly brought by and on behalf of purchasers of our Common Stock (i) between our initial public offering on April 12, 1994 and February 10, 1997 or
(ii) on February 25, 1997.

    On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby we and certain of our officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, we paid the plaintiffs in the Consolidated Litigation $1.475 million in cash and issued to these plaintiffs 854,300 shares or 37% of our Common Stock. We also adopted certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During fiscal 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during fiscal 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in fiscal 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In fiscal 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the first quarter of fiscal 2001.

    In fiscal 2000, the plaintiffs in the Consolidated Litigation reached an agreement with our former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In fiscal 2000 we paid Jay Alix and Mr. Ramaekers $1.0 million for legal fees incurred and Jay Alix and Mr. Ramaekers released any and all claims against our affiliates our directors and us.

     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We cooperated fully with the SEC and believe, based on discussions with the SEC, that we will be able to resolve the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements in an acceptable manner, although we can not assure you that such matters will be resolved in a manner acceptable to us.

WEBSECURE LITIGATION

    On and after March 26, 1997, several complaints were filed against WebSecure, certain officers, directors and underwriters of WebSecure, and us in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997. The claims against us included alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "WebSecure Securities Litigation"). In fiscal 1997, we established a reserve of $1.2 million in connection with the expected settlement of this litigation.

    In fiscal 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of March 31, 2000, and the payment of $50,000 for notice and administrative costs. In fiscal 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

On May 12, 2000, we received a complaint from Dennis O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information we provided or statements made by our employees may contain forward-looking information. Our actual results may differ materially from those projections or suggestions made in such forward-looking information as a result of various potential risks and uncertainties including, but not limited to, the factors discussed below. We assume no obligation to update these forward-looking statements to reflect event or changes in circumstances after the date hereof.

OUR INDUSTRY IS EXPERIENCING SHORTAGES IN THE SUPPLY OF CERTAIN COMPONENTS WHICH MAY IMPACT OUR ABILITY TO FULFILL ORDERS AND MAINTAIN OUR MARGINS ON OUR SALES.

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are integral components of our products, are on industry-wide allocation by suppliers. These shortages are currently having an impact on our business and, if they continue or expand, will have a material adverse effect on our business, financial condition and results of operations. We believe we will be able to meet most of our customers' orders for the first half of fiscal 2001. At this time we are unable to determine what the impact will be thereafter. If the current shortages become more severe, such shortages will prevent us from growing our business as we currently contemplate.

     We purchase certain key components from single source vendors for which alternative sources are not currently available. We do not maintain long-term supply agreements with our vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect our business, financial condition and results of operations. No assurance can be given that one or more of our vendors will not reduce supplies to us.

WE DEPEND ON A SMALL NUMBER OF LARGE CUSTOMERS TO PURCHASE OUR PRODUCTS, THE LOSS OF ONE OR MORE OF WHICH COULD ADVERSELY IMPACT OUR RESULTS.

    A relatively small number of customers have accounted for a significant percentage of our sales. If these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations.

    For fiscal 2000, no customer represented more than 10% of our sales. Nortel Networks represented 5% and 14% of our sales in fiscal 2000 and 1999, respectively. During fiscal 1999, Nortel Networks engaged several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our sales to these contract manufacturers for fiscal 2000 and 1999 represented 14% of our sales. One of these contract manufacturers recently merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. If any of these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations.

    We generally enter into individual purchase orders with our customers and have no firm long-term volume commitments from any of our major customers. We have experienced fluctuations in order levels from period to period and expect we will continue to experience such fluctuations in the future. Our business, financial condition and results of operations depend in a significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of these customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. Frequent mergers, consolidations, acquisitions, corporate restructurings and changes in management characterize the industries served by us, and we have, from time to time, experienced reductions in purchase orders from customers as a result of such events. We can not assure you that such events involving our customers will not result in a significant reduction in the level of our sales to such customers or the termination of our relationship with such customers. In addition, the percentage of our sales to individual customers can and do fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with other customer orders cannot be assured. These risks are exacerbated because a majority of our sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. We anticipate that a significant portion of our sales for the foreseeable future will continue to be concentrated in a small number of customers in the electronics industry.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

     The market in which we compete is intensely competitive. We compete with manufacturers of PC cards and related products, including M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation, Simple Technologies, Smart Modular Technologies, Inc., Viking Components, Inc. and White Electronic Designs Corporation as well as with electronic component manufacturers who also manufacture PC cards, including Hitachi Semiconductor, Inc. and Mitsubishi Electric Corporation. Certain of these competitors supply us with raw materials, including electronic components, which are occasionally, and are at present, subject to industry wide allocation. These competitors may have the ability to manufacture products at lower costs than we can as a result of their higher levels of integration. In addition, many of our competitors or potential competitors have greater name recognition, larger installed bases of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than we do. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or alternative products that may be less costly or provide additional features. We believe that our ability to compete successfully depends on a number of factors, including the following:

o  product quality and performance                   o  order turnaround
o  provision of competitive design capabilities      o  timely response to advances in technology
o  timing of new product introductions by            o  production efficiency
    us, our customers and competitors                o  number and nature of  our competitors
o  price                                                 in a given market
o  ability to obtain raw materials                   o  general market and economic conditions


     In addition, market conditions may lead to intensified price competition for our products and services, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will compete successfully in the future.

WE HAVE HISTORICALLY RELIED ON ONE PRODUCT LINE AND REDUCED DEMAND FOR THIS PRODUCT LINE WOULD HARM OUR FINANCIAL PERFORMANCE AND FINANCIAL CONDITION.

     PC cards and related services constituted 100% of our sales for fiscal 2000 and 1999. The market for PC cards is continually evolving and we can not assure you that computing and electronic equipment that utilizes PC cards will not be modified to render our PC cards obsolete or otherwise have the effect of reducing demand for our PC cards. In addition, we face intense competition from competitors that have greater financial, marketing and technological resources than we have. This competition may reduce demand for our PC cards. Decreased demand for the our PC cards as a result of technological change, competition or other factors would have a material adverse effect on our business, financial condition and results of operations.

REDUCTIONS IN OUR AVERAGE SALES PRICE AS A RESULT OF PRICING COMPETITION OR CHANGES IN OUR PRODUCT MIX MAY REDUCE OUR GROSS MARGIN AND HARM OUR OVERALL FINANCIAL PERFORMANCE.

    Although we have recently experienced an increase in our average sales prices, we have in the past experienced, and may in the future experience, declining average sales prices for our products. The markets in which we compete are characterized by intense competition. Therefore, we expect to incur increasing pricing pressures from our customers in future periods, which may result in declines in average sales prices for our products. We believe that we must continue to achieve manufacturing cost reductions, develop new products that incorporate customized features and increase our volume of PC card sales in order to offset the effect of possible declining average sales prices. If we are not able to achieve such cost reductions, develop new customized products or increase our unit sales volumes, our business, financial condition and results of operations could be materially adversely impacted. In addition, a relative increase in the mix of our business towards lower margin, non-custom PC cards or other products could have a material adverse effect on our business.

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY AS A RESULT OF A VARIETY OF FACTORS WHICH MAY NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

    Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

o  timing of receipt and delivery of                 o  competitive pricing pressures
    significant orders for our products              o  increases in raw material costs
o  changes in customer and product mix               o  production difficulties
o  quality of our  products                          o  write-downs of investments in other companies
o  exchange rate fluctuations                        o  market acceptance of new or enhanced versions
o  litigation settlements and revisions of               of products
    estimates in connection with legal matters       o  raw material shortages


    Other factors, some of which are beyond our control, may also cause fluctuations in our results of operations. We have short lead times from customers, and accordingly do not have a significant backlog. Additionally, as is the case with many high technology companies, a significant portion of our orders and shipments often occurs towards the end of a quarter. As a result, revenues for a quarter are not predictable, and our revenues may shift from one quarter to the next, having a significant effect on reported results.

OUR TRADING PRICE MAY FLUCTUATE SIGNIFICANTLY WHICH MAY NEGATIVELY IMPACT OUR STOCKHOLDERS' ABILITY TO OBTAIN LIQUIDITY AT ACCEPTABLE LEVELS, IF AT ALL.

    The trading price of our common stock may fluctuate widely in response to, among other things, the following:

  o  quarter-to-quarter operating results              o  industry conditions
  o  awards of orders to us                            o  new product or product development
      or our competitors                                   announcements by us or our competitors
  o  changes in earnings estimates by analysts         o  resolution of pending SEC investigation


    We can not assure you that our future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies. Our common stock is currently traded on the over-the-counter Bulletin Board, which we believe has resulted in a minimal amount of analyst coverage and liquidity.

THE LOSS OF OUR SENIOR MANAGEMENT OR OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

    Our success depends to a significant degree upon the efforts and abilities of members of our senior management and other key personnel, including technical personnel. The loss of any of these individuals could have a material adverse effect on our business, financial condition and results of operations. Our business also depends upon our ability to continue to attract and retain senior managers and skilled technical employees. Failure to attract and retain such personnel could materially and adversely affect our business, financial condition and results of operations.

FAILURE TO CONTINUE TO DEVELOP ENHANCEMENTS TO OUR PRODUCTS, NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE CHANGING NEEDS OF OUR CUSTOMERS, RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS WILL IMPAIR OUR ABILITY TO INCREASE OUR MARKET SHARE AND EXPAND OUR BUSINESS.

     Rapid technological change, evolving industry standards and rapid product obsolescence characterize the markets for our products. Rapid technological development substantially shortens product life cycles, and our growth and future success will depend upon our ability, on a timely basis, to develop and introduce new products, to enhance existing products and to adapt products for various industrial applications and equipment platforms. In addition, even after customer acceptance of these products, we will need to be able to promptly implement enhancements and adaptations in response to the same industry drivers. We have limited resources compared to our competitors and focus our development efforts at any given time to a relatively narrow scope of development projects. We can not assure you that we will select the correct projects for development or that our development efforts will be successful. In addition, no assurance can be given that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that our current or future products will conform to applicable industry standards. If we are unable to introduce new products or enhancements on a timely basis, our business, financial condition and results of operations could be adversely affected.

WE DERIVE REVENUE FROM OUR INTERNATIONAL OPERATIONS AND ARE SUBJECT TO THE GENERAL RISKS OF DOING BUSINESS ABROAD, AS WELL AS FOREIGN CURRENCY EXCHANGE FLUCTUATIONS, EACH OF WHICH MAY ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL PERFORMANCE.

     For fiscal 2000 and 1999, we derived approximately 20% and 12%, respectively, of our sales from outside the United States. Our international operations are subject to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     Beginning in 1999, 11 member countries of the European union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. We are continuing to assess the Euro's impact on our business. We are reviewing the ability of our accounting and information systems to handle the conversion, the legal and contractual implications of agreements, as well as pricing strategies. We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations. However, there can be no assurance that the we will be able to modify successfully all systems and contracts to comply with Euro requirements.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH COULD SIGNIFICANTLY HARM OUR ABILITY TO GAIN MARKET SHARE AND INCREASE OUR REVENUES.

     Our products require technical know-how to engineer and manufacture. To the extent proprietary technology is involved, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with certain employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by our existing or potential competitors. We historically have not sought to protect our proprietary information through patents or registered trademarks. There can be no assurance that our products will not infringe on patents held by others. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our rights. Litigation could result in substantial cost to us and could divert the attention and time of our management and technical personnel from our operations.

     We currently license certain proprietary and patented technology from third parties. There can be no assurance that we will be able to continue to license such technology, that such licenses will be or remain exclusive or that any patented technology licensed by us will provide meaningful protection from competitors. In the event that a competitor's products were to infringe on patents licensed by us, it would be costly for us to enforce our infringement action and such an action would divert funds and management resources from our operations.

OUR RECENTLY ACQUIRED BUSINESS IS CONCENTRATED WITH A LIMITED NUMBER OF CUSTOMERS, OF WHICH THE PRIMARY CUSTOMER HAS NOTIFIED US THAT IT WILL NO LONGER PURCHASE PRODUCTS FROM US, AND THE LOSS OF CUSTOMERS COULD IMPACT OUR FINANCIAL PERFORMANCE AND RESULTS IF WE ARE UNABLE TO SUBSTITUTE NEW CUSTOMERS OR EXPAND SALES TO EXISTING CUSTOMERS.

     On December 29, 1999, we acquired the flash memory card business of Intel consisting of the PCMCIA card families (Series 2, Value series 100 and 200) and the miniature card families (Series 100 and 200), as well as inventory. Cisco Systems, the principal customer of this acquired business, has discontinued purchasing products from the acquired business. In the event we are unable to replace the business from Cisco Systems or any other customers who may terminate or reduce the extent of their relationship with us with additional business from existing customers or business from new customers, our business, financial condition and results of operations could be materially and adversely impacted.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS WHICH, IF NOT COMPLIED WITH, COULD IMPAIR OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS AND RESTRICT OUR ABILITY TO EXPAND OR ENHANCE OUR FACILITIES.

     We are subject to a variety of environmental regulations relating to the use, storage and disposal of hazardous chemicals used during our manufacturing processes. Any failure by us to comply with present and future regulations could subject us to significant liabilities. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in order to comply with such regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is incorporated herein by reference from the discussion under the heading Fair Value of Financial Instruments in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORTS OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Centennial Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Centennial Technologies, Inc. (the "Company") as of March 25, 2000 and March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Technologies, Inc. at March 25, 2000 and March 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 25, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP


Boston, Massachusetts
May 1, 2000, except for the last paragraph of Note 15, as to which the date is May 12, 2000


To the Board of Directors and Stockholders of Centennial Technologies, Inc.:

      In our  opinion,  the  consolidated  financial  statements  listed  in the accompanying index on page 44 present fairly, in all material respects, the results of operations and cash flows of Centennial Technologies, Inc. and Subsidiaries for the twelve months ended March 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.


                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 15, 1998

                          CENTENNIAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                            March 31,
                                                                                      2000           1999
                                                                                ---------------   ----------
                                       ASSETS
       Current assets:
         Cash and cash equivalents...........................................   $     5,780       $     4,922
         Short-term investments..............................................            --             2,500
         Trade accounts receivable, less allowances of $200 and $645,
           respectively......................................................         3,838             3,876
         Inventories.........................................................        14,574             3,049
         Other current assets................................................           720               356
                                                                                -----------       -----------
       Total current assets..................................................        24,912            14,703

       Equipment and leasehold improvements..................................         4,821             3,967
         Less accumulated depreciation and amortization......................        (2,131)           (1,508)
                                                                                ------------      ------------
                                                                                      2,690             2,459
       Investments...........................................................         1,948             1,700
       Intangibles, net......................................................           469                --
       Other assets..........................................................           354                92
                                                                                -----------       -----------

       Total assets..........................................................   $    30,373       $    18,954
                                                                                ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
         Accounts payable and accrued expenses...............................   $     9,436       $     7,222
         Note payable to related party.......................................         4,000                --
         Obligations under capital leases, current portion...................           215                36
                                                                                -----------       -----------
       Total current liabilities.............................................        13,651             7,258

       Long-term obligations under capital leases............................           827                --

       Commitments and contingencies (Notes 8 and 15)

       Stockholders' equity:
          Preferred Stock, $0.01 par value;  1,000 shares authorized,  60 shares issued and outstanding at March 31, 2000 and none at March 31, 1999
            (liquidation preference value $4,800)............................             1                --
          Common Stock, $0.01 par value; 6,250 shares authorized, 3,186 and 2,569
            issued and outstanding at March 31, 2000 and 1999, respectively..            32                26
          Additional paid-in capital.........................................        85,937            84,379
          Accumulated deficit................................................       (70,044)          (72,697)
          Accumulated other comprehensive loss...............................           (31)              (12)
                                                                                -----------       ------------
       Total stockholders' equity............................................        15,895            11,696
                                                                                -----------       -----------

       Total liabilities and stockholders' equity............................   $    30,373       $    18,954
                                                                                ===========       ===========

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  Years ended March 31,
                                                          --------------------------------------
                                                              2000          1999         1998
                                                          ----------    ----------    ----------
   Net sales.........................................      $  35,580     $  27,633     $  28,263
   Cost of goods sold................................         25,040        18,968        23,683
                                                          ----------    ----------    ----------
      Gross profit...................................         10,540         8,665         4,580

   Operating expenses:
      Research and development.......................          1,887           750           838
      Selling, general and administrative............          6,673         6,132         9,957
                                                          ----------    ----------     ---------
      Operating income (loss) .......................          1,980         1,783      (  6,215)

   Other income (expense):...........................
      Loss on disposal of equipment..................           (343)           --            --
      Loss on investment activities..................             --          (733)      (14,065)
      Special investigation costs....................             --            --          (597)
      Provision for loss on inventory subject to
        customer dispute.............................             --            --        (1,841)
      Proceeds from resolution of customer dispute...             --         1,600            --
      Other..........................................            940            --            --
      Other income (expense).........................             46          (132)         (258)
      Net interest income (expense)..................            185           344           (56)
                                                            --------      --------       --------
      Income (loss) before income taxes and equity in
        earnings of affiliate........................          2,808         2,862       (23,032)
   Equity in earnings of affiliate...................             --            --           423
                                                           ---------     ---------     ---------
      Income (loss) before income taxes..............          2,808         2,862       (22,609)
   Provision for income taxes........................            155            56            --
                                                         -----------      --------      --------

        Net income (loss)............................      $   2,653     $   2,806     $ (22,609)
                                                           ==========    ==========    =========

   Net income (loss) per share - basic...............      $    0.83     $    0.97     $   (9.80)
   Net income (loss) per share - diluted.............      $    0.76     $    0.96     $   (9.80)
   Weighted average shares outstanding -basic........          3,186         2,907         2,308
   Weighted average shares outstanding - diluted.....          3,508         2,939         2,308

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three years ended March 31, 2000
                                 (in thousands)

                                                                                                         Accumulated
                                                                             Additional                     Other         Total
                                   Preferred Stock       Common Stock         Paid-in     Accumulated   Comprehensive  Stockholders'
                                 Shares     Amount     Shares     Amount      Capital       Deficit         Loss          Equity
                               --------- ---------- ----------- ---------- ------------- ------------- -------------- -------------
Balance at March 31, 1997......                          2,218   $    22     $ 82,395      $ (52,738)  $      (233)   $    29,446
Comprehensive income (loss):
  Net loss.....................                                                              (22,609)                     (22,609)
    Other comprehensive
    income-foreign
    currency adjustment........                                                                 (156)          233             77
                                                                                                                      -----------
Total comprehensive loss.......                                                                                           (22,532)
                                                                                                                      ------------
Exercise of options............                             15         1          206                                         207
Issuance of Common Stock in
  connection with
acquisition of
  affiliates...................                             99         1        2,180                                       2,181
Retirement of shares                                       (20)       (1)           1                                           0
repurchased....................
Settlement of claims related
to
  ViA investment...............                                                  (400)                                       (400)
                                   -------  -------  ----------  --------   -----------   -----------   -----------    -----------
Balance at March 31, 1998......                          2,312        23       84,382        (75,503)           --          8,902
                                   -------  -------  ----------  --------   -----------   -----------   -----------    -----------
Comprehensive income (loss):
  Net income...................                                                                2,806                        2,806
  Other comprehensive loss -
     foreign currency
  translation
    adjustment.................                                                                                (12)           (12)
                                                                                                                      -----------
Total comprehensive income.....                                                                                             2,794
                                                                                                                      -----------
Partial distribution of
shares in
   settlement of class action
   litigation..................                            257         3           (3)                                        --_
                                  -------  -------  ----------  --------   -----------   -----------   -----------    -----------
Balance at March 31, 1999......                          2,569        26       84,379        (72,697)          (12)        11,696
                                  -------  -------  ----------  --------   -----------   -----------   -----------    -----------
Comprehensive income (loss):
  Net income...................                                                                2,653                        2,653
  Other comprehensive loss -
    foreign currency
  translation
    adjustment.................                                                                                (19)           (19)
                                                                                                                      -----------
Total comprehensive income.....                                                                                              2,634
                                                                                                                      ------------
Purchase of fractional
  shares in connection with
  1 for 8 reverse stock split..                             (6)                   (35)                                        (35)
Exercise of options............                              8                     41                                          41
Issuance of Common Stock
  under employee stock
  option plan..................                              3                     23                                          23
Issuance of Preferred Stock
  in connection with
  business acquisition.........          60  $   1                              2,075                                       2,076
Adjustment related to
  settlement of litigation
  matters......................                                                  (540)                                       (540)
Final distribution of shares
in
  settlement of class action
   litigation..................                            612         6           (6)                                         --
                                   -------  -------  ----------  ---------    ----------   -----------   -----------    -----------
Balance at March 31, 2000......         60   $   1       3,186   $     32     $ 85,937      $ (70,044)   $       (31)     $  15,895
                                   =======  =======  ==========  =========    ==========   ===========   ===========    ===========

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                              Years ended March 31,
                                                    -----------------------------------------
                                                        2000           1999          1998
                                                    ------------   ------------  ------------
  Cash flows from operating activities:
    Net income (loss).............................    $  2,653       $  2,806      $(22,609)
    Adjustments to reconcile net income (loss) to
     net cash used in operating activities
    Depreciation and amortization.................       1,079          1,057         1,035
    Equity in earnings of affiliate...............          --             --          (423)
    Provision for loss on accounts receivable.....         (39)           170           177
    Provision for losses on sale of equipment.....         343             --          (480)
    Revision  of  an  estimate  of  a   litigation        (940)            --            --
  settlement......................................
    Provision for loss on investments.............          --             --         7,019
    Provision for loss on investment in affiliates          --            733         5,142
    Provision for loss on inventory...............          --         (2,114)           --
    Loss on disposal of capital equipment.........          --            128         1,315
    Other non-cash items..........................          --             41            --
    Change in operating assets and liabilities:
     Accounts receivable..........................          77         (1,237)        2,631
     Accounts receivable from affiliate...........          --             --           676
     Inventories..................................      (4,141)         1,374         5,485
     Notes receivable from affiliate..............          --             --         4,129
     Recoverable income taxes.....................                        171         7,019
     Other assets.................................        (238)           494           695
     Accounts payable and accrued expenses........       2,449           (904)       (3,884)
     Income taxes payable.........................                         56            27
                                                      --------       ---------     --------
       Net cash provided by operating activities..       1,243          2,775         7,954

  Cash flows from investing activities:
    Cash paid for acquired business...............      (2,000)            --            --
    Capital expenditures..........................        (473)          (669)       (1,265)
    Disposal of capital equipment.................                         40            --
    Purchase of held-to-maturity and
      available-for-sale Securities...............          --         (2,500)           --
    Maturities  from  sale  of  available-for-sale       2,500             --            --
  securities......................................
    Investment....................................        (248)            --            --
    Proceeds from sale of investment in affiliates          --             --         8,983
                                                      --------       --------      --------
       Net cash (used in)  provided  by  investing        (221)        (3,129)        7,718
  activities......................................

  Cash flows from financing activities:
    Net repayments under line of credit...........          --             --       (10,090)
    Borrowings from term loans....................          --             --           938
    Repayments on term loans and leases...........        (174)           (70)         (938)
    Payments for fractional  shares resulting from         (35)            --            --
  split...........................................
    Proceeds from employee stock purchase plan....          23             --            --
    Payments on equipment lease financing.........          --             --          (566)
    Proceeds from exercise of stock options.......          41             --           208
    Proceeds from exercise of warrants............          --             --            --
    Foreign   currency   translation   of   equity          --             --            77
                                                      --------       --------      --------
  investment......................................
       Net cash used in financing activities......        (145)           (70)      (10,371)
                                                      --------       --------      --------
  Effect of exchange rate changes on cash.........         (19)           (12)           --
                                                      --------       --------      --------
  Net  increase   (decrease)   in  cash  and  cash         858           (436)        5,301
  equivalents.....................................
  Cash and cash equivalents at beginning of period       4,922          5,358            57
                                                      --------       --------      --------
  Cash and cash equivalents at end of period......    $  5,780       $  4,922      $  5,358
                                                      ========       ========      ========

  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest.....................................    $     35       $      4      $    452
                                                      ========       ========      ========
     Income taxes.................................    $    138       $     --      $     18
                                                      ========       ========      ========

  Non-cash transactions:
     Preferred Stock issued in connection with
      the acquired business.......................    $  2,076       $     --      $     --
                                                      ========       ========      ========
     Note payable issued in connection with the
      acquired business...........................    $  4,000       $     --      $     --
                                                      ========       ========      ========
     Other assets received in connection with the
      acquired business, net of transaction costs
      of $165.....................................    $    223       $     --      $     --
                                                      ========       ========      ========
     Equipment acquired under capital leases......    $  1,180       $     --      $     --
                                                      ========       ========      ========
     Issuance of Common Stock in connection with
      purchase of investments.....................    $     --       $     --      $  2,181
                                                      ========       ========      ========
     Settlement of claim related to ViA investment    $     --       $     --      $    400
                                                      ========       ========      ========

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The consolidated financial statements of Centennial Technologies, Inc. ("Centennial;" also at times referred to as "we", "our" or "us") include the accounts of Centennial and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and Centennial exercises significant influence over operating and financial policies are accounted for using the equity method. Centennial's investment in Century Electronics Manufacturing, Inc. ("Century"), of which we had a 67% equity ownership position at March 31, 1997, has been accounted for using the equity method for fiscal 1997 because Centennial had a plan of disposition of a portion of the investment in place prior to March 31, 1997 and the transaction closed on July 1, 1997. During fiscal 1998, Centennial further reduced its equity ownership position in Century, and thereafter has accounted for its remaining investment using the cost method. See Note 6. Other investments are accounted for using the cost method. See Note 7. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR

     In the year ended March 25, 2000, we changed our fiscal year to a 52/53 week ending on the last Saturday of March. All references to "fiscal 2000", "fiscal 1999" and "fiscal 1998" in the financial statements and accompanying notes relate to the years ended March 25, 2000, March 31, 1999 and March 31, 1998, respectively. For ease of presentation, March 31 has been utilized for all financial statement captions for the fiscal year ended March 25, 2000.

2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue from product sales is recognized at time of shipment and when title passes.

WARRANTY COSTS

     We offer a limited warranty, normally for one year, on materials and workmanship for our products. Costs relating to product warranty are generally accrued at time of shipment. We have not experienced material costs associated with our warranty policy.

RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products that are expensed as incurred.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents include highly liquid temporary cash investments having maturities of three months or less at date of acquisition. Short-term investments include commercial paper having a maturity longer than three months but less than one year at date of acquisition.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. At March 31, 2000, substantially all of our cash, cash equivalents and short-term investments were held by one financial institution. We primarily sell and grant credit to domestic and foreign original equipment manufacturers and distributors. We extend credit based on an evaluation of the customer's financial condition and generally do not require collateral. We monitor our exposure for credit losses and maintain allowances for anticipated losses. At March 31, 2000 and 1999, the allowance for doubtful accounts was $200,000 and $645,000, respectively.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (Continued)

    For fiscal 2000 no customer represented more than 10% of our sales. Nortel Networks represented 5%, 14% and 29% of our sales in fiscal 2000, 1999 and 1998, respectively. During fiscal 1999, Nortel Networks engaged several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our sales to these contract manufacturers for both fiscal 2000 and 1999 represented 14% of our sales. One of these contract manufacturers recently merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations. At March 31, 1999 and 1998, Nortel Networks accounted for approximately $.1 million or 2% and $1.1 million or 40%, respectively, of our accounts receivable balance.

     Approximately 20%, 12% and 14% of our sales in fiscal 2000, 1999 and 1998, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. No one country comprised more than 10% of our sales.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and a note payable. We believe all of the carrying amounts approximate fair value.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value).

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment is stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation is provided over the estimated useful life of the respective assets, ranging from three to seven years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in the determination of net income. Amortization of equipment under capital leases is included with depreciation and amortization in the accompanying financial statements.

INCOME TAXES

     We account for income taxes by the liability method as set forth in Statement of Financial Accounting Standards (SFAS) Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

     We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and have adopted the disclosure-only alternative to FASB Statement No. 123, Accounting for Stock-Based Compensation.

INCOME (LOSS) PER SHARE

     We compute net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic net income per share excludes any dilutive effect of options, warrants and convertible securities (which in our case are primarily stock options and the Series B Convertible Preferred Stock). Diluted net income per share includes all potentially dilutive securities using the treasury stock method unless the effect of such potentially dilutive securities is anti-dilutive.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On July 20, 1999, our shareholders approved a one-for-eight reverse stock split of our common stock, which was effective as of the opening of the stock markets based in New York on July 23, 1999. In the accompanying financial statements, all per share amounts and numbers of shares have been restated to reflect this reverse stock split of Centennial's common stock, which was effective on July 23, 1999.

     All shares issuable in connection with the settlement of the Consolidated Litigation described in Note 15 are included in the weighted average shares outstanding calculation as of July 20, 1998, the date on which our settlement of the Consolidated Litigation became effective. All shares issuable in connection with the settlement of the WebSecure litigation described in Note 15 are included in the weighted average share outstanding calculation as of September 17, 1999, the date the settlement was effective.

     The following table sets forth the computation of net income (loss) per share for the years ended March 31, 2000, 1999 and 1998 (in thousands, except per share amounts).


                                           2000           1999          1998
                                       ----------     ----------    ------------
Basic Income (Loss) Per Share
Numerator
  Net income (loss)                    $    2,653     $    2,806     $  (22,609)
Denominator
  Common shares outstanding                 3,186          2,907          2,308
                                       ----------     ----------     ----------
Basic income (loss) per share          $     0.83     $     0.97     $    (9.80)
                                       ==========     ==========     ==========

Diluted Income (Loss) Per Share
Numerator
  Net income (loss)                    $    2,653     $    2,806     $  (22,609)
Denominator
  Common shares outstanding                 3,186          2,907          2,308
    Stock options and convertible
       securities                             322             32             --
                                       ----------     ----------     ----------
Shares used in computing
  diluted income (loss) per share           3,508          2,939          2,308
                                       ----------     ----------     ----------
Diluted income (loss) per share        $     0.76     $     0.96     $    (9.80)
                                       ==========     ==========     ==========

     Options to purchase 39,875, 107,912 and 366,500 shares of common stock on March 31, 2000, 1999 and 1998, respectively, were excluded from the calculations of diluted net income (loss) per share above as the effect of their inclusion would have been anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) is comprised of cumulative translation adjustments.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS OF BUSINESS ENTERPRISE

     We operate in a single industry segment, the design and manufacture of high technology memory chip based products used in industrial and commercial applications.

ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second quarter of fiscal 2001 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." We do not expect the adoption of SAB 101 to have a material impact on our financial position or results of operations.

RECLASSIFICATIONS

     Certain amounts in the fiscal 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

3. INVENTORIES

     Inventories consisted of the following at March 31, 2000 and 1999 (in thousands):

                                                            2000           1999
                                                          -------        -------

Raw materials, primarily electronic components.......     $ 7,989        $ 1,709
Work in process......................................         454            399
Finished goods.......................................       6,131            941
                                                          -------        -------
                                                          $14,574        $ 3,049
                                                          =======        =======

     We maintain levels of inventories that we believe are necessary based upon assumptions concerning our growth, mix of sales and availability of raw materials. Changes in those underlying assumptions could affect our estimates of inventory valuation.

     In fiscal 1998, we reserved fully $1.8 million of costs related to inventory specifically purchased and manufactured pursuant to a customer purchase order (the "Custom Inventory"). The customer later attempted to cancel the purchase order. We disputed the customer's claim that the purchase order cancellation was effective, and sought legal remedies related thereto. During fiscal 1999, we agreed to settle our claim against the customer, in return for a $1.6 million cash payment, which was included in other income in fiscal 1999, and the right to retain and sell the Custom Inventory at issue. We sold portions of the Custom Inventory during fiscal 2000 and fiscal 1999 for approximately $1.0 million and $1.2 million, respectively, which have been included in net sales for each respective fiscal year.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following at March 31, 2000 and 1999 (in thousands):

                                                         2000           1999
                                                    -------------- ---------

Equipment......................................       $  3,442       $  3,702
Equipment under capital leases.................          1,180            106
Leasehold improvements.........................            199            159
                                                      --------       --------
                                                         4,821          3,967
Accumulated depreciation and amortization......         (2,131)        (1,508)
                                                      --------       --------
                                                      $  2,690       $  2,459
                                                      ========       ========

     During fiscal 2000, we incurred a $343,000 loss on the disposal of certain equipment that was replaced. During fiscal 1999, we wrote off equipment with an original cost of $885,000 and accumulated depreciation of $757,000 in connection with the upgrading of our manufacturing processes and the remodeling of our office space. We also disposed of equipment with an original cost of $73,000 and accumulated depreciation of $33,000 in connection with these activities. During fiscal 1998, we paid in full our lease obligations to the bank that had been providing us with our line of credit (See Note 8), and disposed of equipment having an original cost and accumulated depreciation of approximately $691,000.

     Depreciation expense (including amortization of equipment under capital leases) for fiscal 2000, 1999 and 1998 was approximately $1,079,000, $1,057,000 and $1,035,000, respectively.

5. ACQUISITION OF THE FLASH MEMORY CARD BUSINESS OF INTEL CORPORATION

     On December 29, 1999, we acquired the flash memory card business of Intel Corporation ("Flash Card Business") for a cash payment of $2.0 million, a secured promissory note for $4.0 million, and 60,000 shares of Centennial Series B Convertible Preferred Stock. The transaction has been recorded as a purchase for accounting purposes and the consolidated financial statements include the operating results of this business from the date of the acquisition.

     The promissory note, secured by all of the assets of Centennial, bears interest at the rate of 9% and the principal and interest are due and payable on December 29, 2000. The convertible preferred stock is convertible into shares our common stock at a ratio of ten shares of common stock for one share of preferred stock. The preferred stock has certain registration rights and a liquidation preference value of $4.8 million.

     A summary of the assets acquired is shown below (in thousands).

                    Inventory                                      $ 7,384
                    Intangible assets                                  469
                    Other                                              388
                                                                   -------
                                                                     8,241
                    Less:
                    Preferred stock issued                          (2,076)
                    Note payable                                    (4,000)
                    Acquisition costs                                 (165)
                                                                   -------

                    Cash used to acquire the business
                    assets                                         $ 2,000
                                                                   =======

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. ACQUISITION OF THE FLASH MEMORY CARD BUSINESS OF INTEL CORPORATION(CONTINUED)

     Intangible assets are being amortized on a straight-line basis over a period of three years. There were no material liabilities assumed by us as a result of this transaction. We review the value of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     There is a contingent payment of up to $4.5 million due to Intel Corporation ("Intel") in January 2001 based upon units shipped to Cisco Systems. Following the acquisition, Cisco Systems discontinued purchasing from us. As a result, we expect that we will not be required to make any portion of the contingent payment. Cisco Systems represented approximately $2.0 of our net sales in the fourth fiscal quarter of 2000.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the acquired business had occurred at the beginning of the respective fiscal period.

 Years Ended March 31,                              2000                 1999
                                                    ----                 ----
(in thousands, except per share amounts)

Revenues...................................      $   58,635           $   57,002
Net income.................................      $      830           $    1,776
Net income per share - diluted.............      $     0.21           $     0.50


     The unaudited pro forma financial statements do not purport to represent what our results of operations would actually have been if the acquisition had in fact occurred on such dates or to project our results of operations as of any future date or for any future period. The unaudited pro forma data is not indicative of the operating results that would have been achieved had the acquisition been consummated at the dates indicated, nor is it indicative of future operating results. The flash memory component used in the Flash Card Business is reflected in the historical financial statements of the Flash Card Business at Intel's actual manufacturing cost.

6. INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. On February 4, 1998, Century redeemed a portion of our debt and equity holdings in exchange for $9.7 million in cash, $4.0 million of Century Series B Convertible Preferred Stock and the forgiveness of interest. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock. We recorded a loss on investment activities of $5.1 million during fiscal 1998 to reflect the difference between the fair value of the consideration received from Century and the carrying value of our investment in Century. During fiscal 1999, Centennial reduced the carrying value of its investment in Century by $733,000 to $1.7 million, reflecting our assessment of the decline in the value of this investment.

7.   OTHER INVESTMENTS

VIA, INC.

     In December 1996, we issued 156,000 unregistered shares of our Common Stock in exchange for a 12% interest in ViA, Inc., a development stage privately held technology company that designs, develops, and markets miniature communication and computing products. We accounted for this investment during fiscal 1997 using the equity method, and amortized the purchase price in excess of its interest in the investee's underlying net assets, which excess amounted to $5.0 million, over 60 months. During fiscal 1998, we reserved the carrying value of this investment, and recorded a loss on investment activities during fiscal 1998 related thereto of approximately $4.4 million.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.   OTHER INVESTMENTS (CONTINUED)

INTELLIGENT TRUCK PROJECT, INC., FLEET.NET, INC. AND SMART TRAVELER PLAZAS, INC.

     On December 13, 1996, we entered into merger agreements with Intelligent Truck Project, Inc., Fleet.Net, Inc. and Smart Traveler Plazas, Inc. (collectively, "ITP/Fleet.Net") agreeing to exchange an aggregate of 792,960 shares of our Common Stock for all of the outstanding common stock of the acquired businesses. On May 15, 1997, we and the principal shareholder of ITP/Fleet.Net agreed to complete a merger. The merger has been recorded using purchase accounting, and the excess (approximately $3.0 million) of the purchase price over the fair value of assets acquired was written off in fiscal 1998 because of the uncertainties related to the future operations of ITP/Fleet.Net.

INFOS INTERNATIONAL, INC.

     During fiscal 1997, we acquired an interest in Infos International, Inc. ("Infos"), a supplier of intelligent hand held data collection equipment for route and shop floor accounting. The purchase price amounted to approximately $3.0 million in cash and 230,000 shares of our Common Stock having a fair market value of $3.9 million at date of acquisition. On February 6, 1998, we, Infos and shareholders of Infos entered into a transaction whereby we agreed to return our shares of Infos capital stock in exchange for an agreement to sell Infos inventory and equipment arising from the contract manufacturing relationship between Infos and Century, which relationship was terminated. Accordingly, the full amount of the investment cost ($7.0 million) has been written off.

INDUSTRIAL IMAGING, INC.

     We purchased for $730,000 in cash and conversion of $200,000 of notes a minority interest in Industrial Imaging, Inc. which designs, manufactures and markets automated optical vision and individual imaging systems for inspection and identification of defects in printed circuit boards. In addition, effective April 1, 1996 and expiring June 30, 1997, we agreed to provide procurement services and buy material using our credit arrangements for a service fee of $200,000. Purchases aggregating $1.4 million were made during the aforementioned period on behalf of the investee. During fiscal 1997, we determined that the investee was unable to repay us for the material purchased, and also determined that the value of the equity investment was permanently impaired. We agreed to convert our accounts receivable into common stock of the investee and has recorded a valuation reserve equal to the carrying value of the investment. During fiscal 1998, we sold our investment in Industrial Imaging, Inc. for $550,000.

WEBSECURE, INC.

     During fiscal 1996 we purchased for $569,000 a minority interest in WebSecure, Inc. ("WebSecure"), a corporation that provided Internet services. The former president, a shareholder of WebSecure, was a Director of Centennial from February 1994 through November 1995. In connection with WebSecure's initial public offering, we realized a gain of $1.2 million from the sale of a portion of our investment; however, based upon the WebSecure shareholder complaints and related litigation described in Note 15, we provided a reserve in an amount equal to this gain. As described in Note 15, the WebSecure litigation was settled during fiscal 2000 and the amount of the reserve in excess of the settlement was recognized in income, as a revision of an estimate. This is included as other income in the accompanying financial statements. The remaining investment cost ($560,000) was fully reserved as of March 31, 1997 on the basis that its value appeared to have been permanently impaired. During fiscal 1998, we sold this remaining investment for $125,000.

ELAN DIGITAL SYSTEMS LIMITED

    On November 11, 1999 we invested $248,000 for approximately a 7% interest in Elan Digital Systems Limited ("Elan") which is included in Investments. Elan was formed in the UK during 1976 and offers application engineering and design services for microcontroller based solutions. Elan is accounted for under the cost method.

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.  DEBT

     On August 14, 1997, we entered into a credit agreement with Congress Financial Corporation ("Congress Financial") for a revolving credit facility and term loan facility of up to $4.1 million and $0.9 million, respectively, and a $2.0 million capital equipment acquisition facility. On August 15, 1997, Centennial paid in full its line of credit and lease financing obligations with the bank that was previously providing Centennial with its credit facilities.

    On November 24, 1998, Centennial terminated its credit agreement with Congress Financial and entered into a new credit agreement with Fleet National Bank ("Fleet") for a revolving credit facility, equipment term loan facility and foreign exchange facility of $3.5 million, $1.5 million and $2.0 million, respectively. At March 31, 2000, 1999 and 1998, Centennial had no outstanding borrowings under any of the above credit arrangements.

LEASES

     In fiscal 2000, we entered into two five-year capital leases for new manufacturing equipment. Monthly payments under these leases total $22,535. The subject equipment is recorded as an asset for financial statement purposes, and is being amortized accordingly.

     We lease our facilities under operating leases with renewal options, which expire at various dates through fiscal 2003. The lease on our headquarters and manufacturing facility contains an option to renew for an additional five-year period, provides for annual rent increases of 4% and provides that we will pay to our landlord as additional rent our pro-rata share of certain operational and maintenance costs at the facility during the term of the lease.

     At  March  31,  2000,   the  minimum   annual  rental   commitments   under
non-cancelable operating lease and capital lease obligations were as follows (in thousands):

                                                         Operating      Capital
Years ending March 31,                                     Leases       Leases
                                                         ---------      -------

2001.................................................     $ 261          $ 270
2002.................................................       254            270
2003.................................................        20            270
2004 and thereafter..................................        --            384
                                                          -----          -----
   Total minimum lease payments......................     $ 535          1,194
                                                          =====
Lease amounts representing inputed interest..........                      152
                                                                       -------
   Present value of minimum lease payments...........                    1,042
Less current portion.................................                      215
                                                                       -------
   Capital lease obligations, less current portion...                  $   827
                                                                       =======

     Rental expense under operating leases totaled $267,000, $250,000 and $427,000 in fiscal 2000, 1999 and 1998, respectively. Interest expense totaled $124,000, $4,000 and $452,000 in fiscal 2000, 1999 and 1998, respectively.

9. INCOME TAXES

     The income (loss) before income taxes consisted of the following for the years ended March 31, 2000, 1999 and 1998 (in thousands):

                                     2000               1999             1998
                                ------------        -----------      -----------
U.S........................     $      2,791        $    2,842       $  (22,609)
Foreign....................               17                20               --
                                ------------        ----------       ----------
                                $      2,808        $    2,862       $  (22,609)
                                ============        ==========       ==========

                          CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. INCOME TAXES (CONTINUED)

     The provision for income taxes consisted of the following for the years ended March 31, 2000, 1999 and 1998 (in thousands):

                                        2000             1999             1998
                                   -------------    -------------     ----------
Current:
   Federal....................     $         85       $       40      $       --
   State......................               64                9              --
   Foreign....................                6                7              --
                                   ------------       ----------      ----------
      Total current...........     $        155       $       56      $       --
                                   ============       ==========      ==========

Provision for income taxes....     $        155       $       56      $       --
                                   ============       ==========      ==========

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows for the years ended March 31, 2000, 1999 and 1998:

                                                            2000            1999             1998
                                                       --------------  --------------   ---------
Tax provision (benefit) at U.S. statutory rates..            34.0%           34.0%          (34.0)%
State taxes, net of federal benefit..............             7.0             6.4            (3.4)
Utilization  of net  operating  losses  and change in                       (40.0)           37.5
valuation allowance..............................           (38.1)
Alternative minimum tax..........................             2.0             1.6              --
Other............................................             0.6              --            (0.1)
                                                       ----------         -------          -------
                                                              5.5%            2.0%             -- %
                                                       ==========         =======          =======

    The components of deferred income taxes were as follows at March 31, 2000, 1999 and 1998 (in thousands):

                                             2000          1999        1998
                                        ------------  ------------  -----------
Allowance for doubtful accounts.......  $        140   $       406  $       230
Notes receivable reserve..............            --           349          349
Inventory reserve and capitalization..           609           581        1,557
Investment reserve....................         5,517         5,648        5,355
Accrued expenses......................         1,556         1,410        1,378
Equipment, net........................           339           371          211
Net operating losses..................        13,610        19,970       20,633
Capital loss carryforward.............         1,473         1,473        1,473
                                         -----------   -----------  -----------
                                              23,244        30,208       31,186
Less valuation allowance..............       (23,244)      (30,208)     (31,186)
                                         -----------   -----------  -----------
Net deferred taxes....................   $        --   $        --  $        --
                                        ============   ===========  ===========

     We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating losses and reserves. We have considered our history of losses and concluded that there is insufficient evidence that it is more likely than not that we will generate future taxable income prior to the expiration of these net operating losses in 2013. Accordingly, the deferred tax assets have been fully reserved.

     At March 31, 2000, we had federal net operating loss carryforwards of approximately $34.0 million available to offset future taxable income expiring in 2009 through 2013, and federal capital loss carryforwards of approximately $4.3 million, which expire in 2013. Approximately $2.1 million of our net operating loss is attributable to the exercise of stock options which, when utilized, will be credited as additional paid-in capital.

                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at March 31, 2000 and 1999 (in thousands):

                                                               2000        1999
                                                          ----------   ---------
  Trade accounts payable................................   $   4,823   $   1,720
  Accrued compensation..................................       1,356       1,144
  Accrual related to WebSecure litigation...............          --       1,200
  Accrued special investigation costs...................         727       1,197
  Other accrued expenses, principally accrued legal.....       2,530       1,961
                                                           ---------   ---------
            Total accounts payable and accrued expenses.   $   9,436   $   7,222
                                                           =========   =========

     Accrued special investigation costs represent professional and legal fees and settlement costs in connection with Centennial's special investigation and shareholder litigation. See Note 15.

11.  STOCKHOLDERS' EQUITY

We are authorized to issue up to 890,000 additional shares of $0.01 par value preferred stock without further stockholder approval with such additional designations, powers, preferences, rights, qualifications, limitations and restrictions as may be designated by Centennial's Board of Directors from time to time.

     In connection with the acquisition of the flash memory card business of Intel Corporation, we issued 60,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share. The Series B Convertible Preferred Stock converts at a ratio of 10 for 1 and has a liquidation preference value of $80.00 per preferred share. The Series B Convertible Stock is not redeemable. The Series B Convertible Preferred Stock ranks senior to the common stock and to all other classes and series of equity securities of Centennial which by their terms do not rank senior to the Series A Junior Participating Preferred Stock. Preferred shares are entitled to a number of votes on any matter submitted to the stockholders of Centennial equal to the number of shares of common stock into which they are then convertible.

     The holders of convertible preferred stock shall be entitled to receive, when and if declared by the Board of Directors of Centennial, dividends in the same amount per share as would be payable on the number of shares of common stock into which the preferred stock is then convertible, payable in preference and priority to any payment of any cash dividend on common stock or any other class of stock or series thereof.

     In March 1999, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right to purchase Series A Junior Participating Preferred Stock for each outstanding share of Common Stock. The rights become exercisable based upon the occurrence of certain events including certain acquisitions of Centennial's capital stock, tender or exchange offers and certain business combination transactions involving Centennial. In the event one of the events occurs, each right entitles the registered holder to purchase a number of shares of preferred stock of Centennial or, under limited circumstances, of the acquirer. The rights are redeemable at our option under certain conditions, for $0.01 per right and expire on March 16, 2009.

12. STOCK OPTION PLANS

     Under our 1999 Stock Incentive Plan and 1994 Stock Option Plan, incentive and non-qualified stock options may be granted to employees, officers, directors and consultants of Centennial. The amount reserved for issuances under these two plans at March 31, 2000 are 1,000,000 and 750,000 shares, respectively. Under the plans, the Compensation Committee of the Board of Directors establishes the terms and conditions of grants.

                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. STOCK OPTION PLANS (CONTINUED)

     On November 11, 1999, our Board of Directors adopted the 1999 Stock Incentive Plan under which incentive and non-qualified stock options may be granted to our employees, officers, directors and consultants. We reserved 1,000,000 shares of common stock for issuance under the 1999 Stock Incentive Plan. The Compensation Committee of the Board of Directors establishes the vesting periods and the expiration date of options granted. In fiscal 2000, we granted options to acquire 585,500 shares of our common stock, exercisable at $3.50 per share under this plan. These options vest ratably on each of the first, second and third anniversaries of the date of grant, although vesting is accelerated in the event certain stock price targets are achieved. These options became fully vested in fiscal 2000.

     Under our Formula Stock Option Plan (the "Formula Plan"), non-qualified options may be granted to non-employee directors. Under the Formula Plan, options will be granted pursuant to a formula that determines the timing, pricing and amount of the option awards using objective criteria. We have reserved 37,500 shares of Common Stock for issuance under the Formula Plan. The exercise prices of the options granted to a non-employee director are granted at fair market value. These options vest and are exercisable on the date of grant and expire after 5 years. All other options granted under the Formula Plan vest and are exercisable one year from the date of the grant. During fiscal 1998, a non-employee director was granted options to purchase 1,875 shares at $28.00 per share. During fiscal 2000 and 1999, non-employee directors were granted options to purchase 2,250 shares at $7.28 per share and 6,375 shares at $6.00 per share, respectively.

     In addition, during fiscal 1998, Centennial granted options to acquire 130,625 shares outside of Centennial's stock option plans, exercisable at prices ranging from $13.00 to $28.00 per share, of which 25,000 options were granted to four non-employee directors and the balance to employees; the vesting period for these options range from immediately upon grant to three years, and the options expire in ten years.

     FASB Statement No. 123, Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. There was no compensation costs recognized in fiscal 2000 and 1999 and in fiscal 1998 there was $34,000 of compensation costs recognized. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with Statement No. 123, our net income (loss) and net income (loss) per share for the years ended March 31, 2000, 1999 and 1998, would have been as indicated in the pro forma amounts shown below:

                                 2000                             1999                              1998
                   ----------------------------------- -----------------------------   -------------------
                   Net Income (Loss)     Net Income       Net Income      Net Income
                     (in thousands)        (Loss)           (Loss)          (Loss)         Net Loss         Net Loss
                   -----------------     Per Share      (in thousands)    Per Share     (in thousands)      Per Share
                                         ---------      --------------    ---------     --------------      ---------
As Reported.......    $  2,653           $   0.76         $  2,806         $   0.96       $(22,609)         $   (9.80)
Pro forma.........    $ (3,163)          $  (0.99)        $ (1,966)        $  (0.68)      $(29,869)         $  (12.94)


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years for grants prior to April 1, 1998, and 3 years for fiscal 2000 and 1999, expected volatility of 100% for fiscal 1998, 141% for fiscal 1999 and 321% for fiscal 2000, no dividends and a risk-free interest rate of 7.0%, 6.0% and 6.0% for the years ended March 31, 2000, 1999 and 1998, respectively.

                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. STOCK OPTION PLANS (CONTINUED)

     The effects on fiscal 2000, 1999, and 1998 pro forma net income (loss) and net income (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income
(loss) for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock in future years.

     A summary of the status of Centennial's stock option plans as of March 31, 2000, 1999 and 1998 changes during the years ending on those dates is presented below:

                                                   2000                        1999                         1998
                                        --------------------------     -----------------------     ---------------------
                                                       Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                                       Exercise                 Exercise Price                 Exercise
                                                        Price                     Per Share                     Price
                                           Number      Per Share      Number                       Number     Per Share
                                           ------      ---------      ------    --------------    --------    ---------
    Options outstanding at beginning
      of period.......................      503,238                    366,500                      222,450
    Granted...........................      840,875    $   4.26        534,194      $  6.40         322,625      $ 16.64
    Exercised.........................       (7,847)       5.17              0          --          (14,050)       14.00
    Cancelled.........................      (61,845)      33.97       (397,456)       14.56        (164,525)      131.36
                                        -----------    --------    -----------      -------     -----------      -------
    Outstanding at period end.........    1,274,421    $   6.32        503,238      $ 13.12         366,500      $ 24.32
    Options exercisable at period end.      924,433                    105,440                       44,002
    Weighted average fair value of
      options granted during the year.                 $   4.18                     $  4.72                      $ 12.88


    The following table summarizes information about stock options outstanding at March 31, 2000:

                                           Options Outstanding                               Options Exercisable
                                            Weighted-Average
                                               Remaining
          Range of            Number          Contractual        Weighted-Average        Number       Weighted-Average
      Exercise Prices       Outstanding           Life            Exercise Price       Exercisable     Exercise Price
    ------------------      -----------    ------------------    ----------------      -----------    ----------------
    $3.44 - $3.50              586,125             9.7                 $ 3.50           585,709           $   3.50
    $3.94 - $4.88               53,459             8.9                   4.62            11,461               4.69
    $5.20 - $5.20              341,401             7.5                   5.20           253,910               5.20
    $5.68 - $5.84              198,500             9.2                   5.84             9,125               5.83
    $5.88 - $9.88               55,061             6.8                   8.13            24,353               8.08
    $28.00 - $235.04            39,875             2.8                  59.63            39,875              59.63
    ----------------        ----------            -----                 -----        --  ------           --------
    $3.44 - $235.04          1,274,421             8.7                 $ 6.32           924,433           $   6.55


     During fiscal 1999, we established a 1999 Employee Stock Purchase Plan (the "ESPP") that provides for the grant of rights to eligible employees to purchase up to 25,000 shares of Centennial's Common Stock at 85% of the fair market value of the Common Stock at the end of the established offering period. There were 2,864 shares issued under the ESPP in fiscal 2000 and no shares issued under the ESPP in fiscal 1999.

13. RELATED PARTY TRANSACTIONS

     Included in other current assets is $493,000 due from Intel Corporation ("Intel") concerning the acquired business. Beginning in the fourth quarter of fiscal 2000, we began regularly purchasing a significant portion of our raw materials, mostly memory chips, from Intel. Excluding activity related to a transition period with Intel and its contract manufacturer, we had purchases from Intel of $443,000 for fiscal 2000, which is included in accounts payable as of March 31, 2000.

     Included in Other Assets is a $144,845 loan to our President and Chief Executive Officer. The loan is due and payable on July 25, 2001 and bears interest at the rate of 5.8%. In April 2000, we loaned this individual an additional $204,500, which is also due and payable on July 25, 2001 and bears interest at the rate of 6.45%.

                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. SAVINGS PLAN

     We have a 401(k) Savings Plan under which substantially all U.S. employees may voluntarily defer a portion of their compensation and we may elect to match a portion of the employee deferral. We made contributions of $57,000 and, $29,000 respectively, to the plan related to contributions by employees during fiscal 2000 and 1999. For fiscal 1998 there were no contributions to this plan.

15. CONTINGENCIES

LEGAL PROCEEDINGS

     We are party from time to time to legal proceedings arising out of the normal course of our business. We do not believe that any such legal proceedings, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. In addition, we have been or are parties to other litigation as summarized below.

CLASS ACTION LITIGATION

    We have been party to various class action lawsuits which were commenced principally during fiscal 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during fiscal 1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in fiscal 1999.

    Since our announcement on February 11, 1997 that we were undertaking an inquiry into the accuracy of our prior reported financial results, and that preliminary information had raised questions as to whether reported results contained material misstatements, approximately 40 purported class action lawsuits were filed in or transferred to the United States District Court for the District of Massachusetts. These complaints asserted claims against us and our Board of Directors, officers and former independent accountants, among others, under certain federal and state laws. These class action lawsuits were purportedly brought by and on behalf of purchasers of our Common Stock (i) between our initial public offering on April 12, 1994 and February 10, 1997 or
(ii) on February 25, 1997.

    On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby we and certain of our officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, we paid the plaintiffs in the Consolidated Litigation $1.475 million in cash and issued to these plaintiffs 854,300 shares or 37% of our Common Stock. We also adopted certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

    A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During fiscal 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during fiscal 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in fiscal 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In fiscal 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the first quarter of fiscal 2001.

    In fiscal 2000, the plaintiffs in the Consolidated Litigation reached an agreement with our former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In fiscal 2000, we paid Jay Alix and Mr. Ramaekers $1.0 million for legal fees incurred and Jay Alix and Mr. Ramaekers released any and all claims against our affiliates our directors and us.

                         CENTENNIAL TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15. CONTINGENCIES (CONTINUED)

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We cooperated fully with the SEC and believe, based on discussions with the SEC, that we will be able to resolve the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements in an acceptable manner, although we can not assure you that such matters will be resolved in a manner acceptable to us.

WEBSECURE LITIGATION

    On and after March 26, 1997, several complaints were filed against WebSecure, certain officers, directors and underwriters of WebSecure, and us in the United States District Court for the District of Massachusetts by plaintiffs purporting to represent classes of shareholders who purchased stock of WebSecure, Inc. ("WebSecure") between December 5, 1996 and February 27, 1997. The claims against us included alleged violations of Sections 11 and 15 of the Securities Act of 1933 (the "WebSecure Securities Litigation"). In fiscal 1997, we established a reserve of $1.2 million in connection with the expected settlement of this litigation.

    In fiscal 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of March 31, 2000, and the payment of $50,000 for notice and administrative costs. In fiscal 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

    On May 12, 2000, we received a complaint from Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

16.  FINANCIAL INFORMATION BY QUARTER (unaudited)

(in thousands, except per share amounts)

Fiscal 2000 quarters ended,     June 26,  September 25,  December 25,  March 25,
                                  1999        1999           1999         2000
                                  ----        ----           ----         ----
Net sales                      $  6,681     $  7,633     $  8,567     $  12,699
Gross profit                      2,125        2,496        3,358         2,561
Operating income                    136          169        1,279           396
Net income                          231          838        1,336           248
Net income per share - basic       0.07         0.26         0.42          0.08
Net income per share - diluted     0.07         0.26         0.42          0.06

Fiscal 1999 quarters ended,     June 26,  September 25,  December 25,  March 25,
                                  1999        1999           1999         2000
                                  ----        ----           ----         ----
Net sales                      $  6,235     $  6,151     $  7,568      $  7,679
Gross profit                      1,645        1,910        2,590         2,520
Operating income                     35          253          577           918
Net income                           99        1,201          573           933
Net income per share - basic       0.04         0.41         0.18          0.36
Net income per share - diluted     0.04         0.41         0.18          0.35

                          Centennial Technologies, Inc.
                        Valuation and Qualifying Accounts
                For the years ended March 31, 2000, 1999 and 1998

                                                                                         Schedule II

                                                Balance at     Charged to     Charged to
                                               beginning of     costs and       other                     Balance at end
                 Description                       period       expenses       accounts     Deductions       of period
                 -----------                   -------------- -----------    -----------    ----------   -------------
Accounts receivable allowance
    Fiscal 2000.............................      $   645        $  (39)                      $  406          $    200
    Fiscal 1999.............................          868           170         $(150)           243               645
    Fiscal 1998.............................          692           588                          412               868

Notes receivable reserve
    Fiscal 2000.............................      $   971                                     $  971          $      -
    Fiscal 1999.............................          971                                                          971
    Fiscal 1998.............................          971                                                          971

Investment reserve
    Fiscal 2000.............................      $13,095                                     $8,085          $  5,010
    Fiscal 1999.............................       13,095                                                       13,095
    Fiscal 1998.............................        8,669        $4,426                                         13,095

Inventory reserve
    Fiscal 2000.............................      $ 1,371                                     $  145          $  1,226
    Fiscal 1999.............................        3,485                                      2,114             1,371
    Fiscal 1998.............................        2,083        $2,676                        1,274             3,485


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Items 10 to 13 are incorporated herein by reference to Centennial's definitive proxy statement to be filed with the Securities and Exchange Commission within one hundred twenty days following Centennial's March 25, 2000 fiscal year end.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.  The financial statements required to be filed by
Item 8 are as follows:

                                                                                                      Page
Report of Independent Auditors.........................................................................25

Consolidated Balance Sheets as of March 25, 2000 and March 31, 1999....................................26

Consolidated  Statements of Operations for the years ended March 25, 2000, March
31, 1999 and March 31, 1998............................................................................27

Consolidated  Statements of  Stockholders'  Equity for the years ended March 25,
2000, March 31, 1999 and March 31, 1998................................................................28

Consolidated  Statements of Cash Flows for the years ended March 25, 2000, March
31, 1999 and March 31, 1998............................................................................29

Notes to Consolidated Financial Statements.............................................................30

(a)(2) Financial Statement Schedules. The financial statement schedule required to be filed herewith is included in Item 8 of this report: Schedule II -
        Valuation and Qualifying Accounts, page 44.

     All other schedules have been omitted either because they are not required or the information is included in the financial statements.

  (a)(3) Exhibits.

ITEM                                                                                                      LOCATION
NO.                                                  DESCRIPTION                                          SEE NOTE:
---                                                                                                       ---------

3.1   --   Certificate of Incorporation (originally filed as Exhibit 3a)........................................(3)
3.2   --   Certificate of Amendment to the Certificate of Incorporation.........................................(1)
3.3   --   Amended and Restated By-Laws ........................................................................(2)
3.4   --   Shareholder   Voting   Agreement   between   Centennial   Technologies,   Inc.  and  the
           Shareholders who are a party thereto, dated November 27, 1996 .......................................(1)
3.5   --   Certificate of Designations of Series A Junior Participating Preferred Stock ........................(8)
3.6   --   Certificate  of  Designation  of the  Rights,  Preferences  and  Terms  of the  Series B
           Convertible Stock....................................................................................(9)
4.1   --   Specimen Stock Certificate ..........................................................................(2)
4.2   --   Rights Agreement, dated as of March 16, 1999....................................................... (8)
4.3   --   Amendment No. 1 to Rights Agreement, dated as of December 29, 1999................................. (10)
10.1  --   Form  of  Centennial's   Domestic  Distributor  Agreement  between  Centennial  and  its domestic distributors (originally filed as Exhibit 10.10)............................................(3)
10.2  --   Form of  Centennial's  Agreement  with its  Manufacturer's  Representatives  (originally filed as Exhibit 10.11) .............................................................................(3)
10.3  --   Investment and Stockholders Agreement by and between Centennial  Technologies,  Inc. and
           ViA, Inc., dated November 27, 1996 (originally filed as Exhibit 10.13)...............................(1)


10.4  --   1994 Stock Option Plan, as amended (originally filed as Exhibit 10.1)................................(4)
10.5  --   1994 Formula Stock Option Plan, as amended (originally filed as Exhibit 10.2)........................(4)
10.6  --   1999 Employee Stock Purchase Plan....................................................................(8)
10.7  --   1999 Stock Option Plan....................................................................Filed Herewith

10.8  --   Lease  Agreement by and between  Centennial  Technologies,  Inc. and Michael A. Howland,
           as  Trustee of the Hownat  Trust,  dated  April 17,  1997  (originally  filed as Exhibit
           10.27)...............................................................................................(5)
10.9  --   Employment  Agreement  between  Centennial  Technologies,   Inc.  and  L.  Michael  Hone
           effective August 19, 1997 (originally filed as Exhibit 10.31)........................................(7)
10.11 --   Letter Agreement between  Centennial  Technologies,  Inc. and John C. Nugent dated as of
           January 12, 1998 (originally filed as Exhibit 10.2).................................................(12)
10.12 --   Executive  Retention  Agreement  between  Centennial  Technologies,  Inc. and L. Michael
           Hone dated as of February 26, 1999...................................................................(8)
10.13 --   Executive  Retention  Agreement  between  Centennial  Technologies,  Inc. and Richard N.
           Stathes dated as of February 26, 1999................................................................(8)
10.14 --   Executive Retention Agreement between Centennial  Technologies,  Inc. and Jacques Assour dated as of February 26, 1999........................................................................(8)
10.15 --   Executive Retention Agreement between Centennial  Technologies,  Inc. and John C. Nugent dated as of February 26, 1999........................................................................(8)
10.16 --   Executive  Retention  Agreement  between  Centennial  Technologies,  Inc. and Richard J.
           Pulsifer dated as of September 13, 1999..............................................................(9)
10.17 --   Executive  Retention  Agreement  between  Centennial  Technologies,  Inc.  and  Mary  A.
           Gallahan dated as of December 16, 1999..............................................................(10)
10.18 --   Executive Severance Agreement between Centennial Technologies, Inc. and Jacques Assour dated as of April 11, 2000................................................................Filed Herewith
10.19 --   Executive  Severance  Agreement  between  Centennial  Technologies,  Inc. and Richard N.
           Stathes
           dated as of April 11, 2000................................................................Filed Herewith
10.20 --   Executive  Severance  Agreement  between  Centennial  Technologies,  Inc. and Richard J.
           Pulsifer
           dated as of April 11, 2000................................................................Filed Herewith
10.21 --   Executive  Severance  Agreement  between  Centennial  Technologies,  Inc.  and  Mary  A.
           Gallahan
           dated as of April 11, 2000................................................................Filed Herewith
21    --   Schedule of Subsidiaries .................................................................Filed Herewith
23.1  --   Consent of Ernst & Young LLP, Independent Auditors........................................Filed Herewith
23.2  --   Consent of PricewaterhouseCoopers LLP, Independent Auditors...............................Filed Herewith
27    --   Financial Data Schedule ..................................................................Filed Herewith


       (1) Incorporated by reference to the Exhibits to Centennial's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") April 28, 1998.

       (2) Incorporated   by   reference   to  the   Exhibits  to   Centennial's
           Registration Statement on Form 8-A filed with the Commission on November 19, 1998.

       (3) Incorporated by reference to the Exhibits to Centennial's Form SB-2 Registration Statement (No. 33-74862-NY) declared effective by the Commission on April 12, 1994.

       (4) Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on November 6, 1998.

       (5) Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997.

       (6) Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on February 10, 1997.

       (7) Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on February 8, 1998.

       (8) Incorporated by reference to the Exhibits to Centennial's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed with the Commission on June 4, 1999.

       (9) Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on November 9, 1999.

       (10)Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on February 8, 2000.

       (11)Incorporated   by   reference   to  the   Exhibits  to   Centennial's
           Registration Statement on Form 8-A/A filed with the Commission February 1, 2000.

       (12)Incorporated by reference to the Exhibits to Centennial's Quarterly Report on Form 10-Q filed with the Commission on February 8, 1999.



       (b) Reports on Form 8-K. During the last quarter of the period covered by this report, Centennial filed a Form 8-K on January 12, 2000 (amended March 13, 2000 and February 1, 2000) regarding Centennial's acquisition of Intel Corporation's flash memory card business and Centennial's amendment of its Shareholder Rights Plan in connection with Intel's acquisition of convertible preferred stock of Centennial, respectively.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTENNIAL TECHNOLOGIES, INC.

Dated: May 15, 2000                  By: /s/ L. MICHAEL HONE
                                        ----------------------------------------
                                        L. Michael Hone
                                        President and Chief Executive Officer


Dated: May 15, 2000                  By: /s/ RICHARD J. PULSIFER
                                        ----------------------------------------
                                        Richard J. Pulsifer
                                        Vice  President, Chief Financial Officer
                                        and Secretary


       In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Name                                 Capacity                                           Date
----                                 --------                                           ----
  /s/ L. MICHAEL HONE                President, Chief Executive Officer and Director    May 15, 2000
--------------------------           (Principal executive officer)
     L. Michael Hone

 /s/RICHARD J. PULSIFER              Vice President, Chief Financial Officer and        May 15, 2000
--------------------------           Secretary (Principal accounting and financial
    Richard J. Pulsifer              officer)

 /s/ WILLIAM J. SHEA                 Chairman of the Board                              May 15, 2000
--------------------------
     William J. Shea

 /s/ EUGENE M. BULLIS                Director                                           May 15, 2000
--------------------------
     Eugene M. Bullis

 /s/ STEVEN M. DEPERRIOR             Director                                           May 15, 2000
--------------------------
     Steven M. DePerrior

 /s/ JAY M. EASTMAN                  Director                                           May 15, 2000
--------------------------
     Jay M. Eastman

 /s/ DAVID A. LOVENHEIM              Director                                           May 15, 2000
--------------------------
     David A. Lovenheim

 /s/ JOHN J. SHIELDS                 Director                                           May 15, 2000
--------------------------
     John J. Shields
