Form 10-Q
period 2000-06-24
CENTENNIAL TECHNOLOGIES INC
filed 2000-08-08
CIK 919006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                 THE TRANSITION PERIOD FROM ______ TO ________.

                         COMMISSION FILE NUMBER: 1-12912
                                                --------

                             ______________________


                          CENTENNIAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              04-2978400
--------------------------------                          ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)


7 LOPEZ ROAD, WILMINGTON, MASSACHUSETTS                                01887
---------------------------------------                              ----------
Address of Principal Executive Offices)                              (Zip Code)


                                 (978) 988-8848
              ---------------------------------------------------
              (Registrant's telephone number, including area code)
                              _____________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]    NO [ ]

As of August 4, 2000, there were 3,193,041 shares of Common Stock, $0.01 par value per share (the "Common Stock"), of the registrant outstanding.

================================================================================

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I. Financial Information (unaudited)                            Page Number

   Item 1.  Financial Statements                                             3

          Consolidated Condensed Balance Sheets at June 24, 2000 and         3
               March 25, 2000

          Consolidated Condensed Statements of Income for the three          4
               months ended June 24, 2000 and June 26, 1999

          Consolidated  Condensed  Statements  of Cash Flows for the         5
               three  months  ended June 24, 2000 and June 26, 1999

          Notes to Consolidated Condensed Financial Statements               6

   Item 2.  Management's Discussion and Analysis of Financial                11
                     Condition and Results of Operations


Part II. Other Information

   Item 1.  Legal Proceedings                                                18
   Item 2.  Changes in Securities and Use of Proceeds                        19
   Item 3.  Defaults Upon Senior Securities                                  19
   Item 4.  Submission of Matters to a Vote of Security Holders              19
   Item 5.  Other Information                                                20
   Item 6.  Exhibits and Reports on Form 8-K                                 20

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                    June 24,      March 25,
                                                                                      2000          2000
                                                                                      ----          ----
                                                                                   (unaudited)
                                                 ASSETS
Current assets:
     Cash and cash equivalents....................................................$    2,872     $   5,780
     Trade accounts receivable, net...............................................     5,772         3,838
     Inventories..................................................................    19,071        14,574
     Other current assets.........................................................       446           720
                                                                                  ----------     ---------
Total current assets..............................................................    28,161        24,912

Equipment and leasehold improvements..............................................     4,917         4,821
     Less accumulated depreciation and amortization...............................    (2,411)       (2,131)
                                                                                  -----------    ----------
                                                                                       2,506         2,690
Investments.......................................................................     1,948         1,948
Intangibles, net..................................................................       430           469
Other assets......................................................................       698           354
                                                                                  ----------     ---------
Total assets......................................................................$   33,743     $  30,373
                                                                                  ==========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses........................................$   10,805     $   9,436
     Note payable to related party................................................     4,000         4,000
     Obligations under capital leases, current portion............................       215           215
                                                                                  ----------     ---------
Total current liabilities.........................................................    15,020        13,651

Long-term obligations under capital leases........................................       762           827

Contingencies (Note 8)

Stockholders' equity:
     Preferred Stock, $0.01 par value; 1,000 shares authorized, 60 shares issued
          and outstanding at June 24, 2000 and March 25, 2000.....................         1             1
     Common Stock, $0.01 par value; 50,000 shares authorized, 3,192 and
          3,186 issued and outstanding at June 24, 2000 and March 25, 2000,
          respectively............................................................        32            32
     Additional paid-in capital...................................................    85,976        85,937
     Accumulated deficit..........................................................   (67,959)      (70,044)
     Accumulated other comprehensive loss.........................................       (89)          (31)
                                                                                  -----------    ----------
Total stockholders' equity........................................................    17,961        15,895
                                                                                  ------------   ---------

Total liabilities and stockholders' equity........................................$   33,743     $  30,373
                                                                                  ==========     =========


                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                           Three months ended
                                                        June 24,        June 26,
                                                          2000            1999
                                                          ----            ----

 Net sales........................................   $    13,914     $     6,681
 Cost of goods sold ..............................         8,648           4,556
                                                     -----------     -----------
           Gross profit...........................         5,266           2,125

 Operating expenses:
      Research and development....................           758             204
      Selling, general and administrative.........         2,344           1,785
                                                     -----------     -----------
           Operating income.......................         2,164             136

 Net interest income (expense)....................           (33)             67
 Other income, net................................             -              38
                                                     -----------     -----------
           Income before income taxes.............         2,131             241

 Provision for income taxes.......................            46              10
                                                     -----------     -----------

           Net income.............................   $     2,085     $       231
                                                     ===========     ===========



 Net income per share - basic.....................   $      0.65     $      0.07
 Net income per share - diluted...................   $      0.49     $      0.07
 Weighted average shares outstanding - basic......         3,218           3,167
 Weighted average shares outstanding - diluted....         4,267           3,426


                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three months ended
                                                                    --------------------------------
                                                                       June 24,         June 26,
                                                                         2000             1999
                                                                         ----             ----
Cash flows from operating activities:
     Net income..............................................       $     2,085      $       231
     Adjustments to reconcile net income to net cash
      used in operating activities:
     Depreciation and amortization...........................               319              269
     Provision for loss on inventory.........................               144             (145)
     Change in operating assets and liabilities:
          Accounts receivable................................            (1,934)            (151)
          Inventories........................................            (4,641)             186
          Other assets.......................................               (70)             (40)
          Income taxes payable...............................                 -               10
          Accounts payable and accrued expenses..............             1,369             (976)
                                                                    ------------     ------------
               Net cash used in operating activities.........            (2,728)            (616)

Cash flows from investing activities:
     Capital expenditures....................................               (96)            (150)
     Purchase of short-term investments......................                 -           (2,885)
                                                                    ------------     ------------
               Net cash used in investing activities.........               (96)          (3,035)

Cash flows from financing activities:
     Payments on equipment lease financing...................               (65)             (41)
     Proceeds from exercise of stock options.................                24                -
     Proceeds from employee stock purchase plan..............                15                -
     Foreign currency translation of equity investment.......               (58)             (10)
                                                                    ------------     ------------
               Net cash used in financing activities.........               (84)             (51)
                                                                    ------------     ------------

Net decrease in cash and cash equivalents....................            (2,908)          (3,702)
Cash and cash equivalents at beginning of period.............             5,780            4,922
                                                                    -----------      -----------

Cash and cash equivalents at end of period...................       $     2,872      $     1,220
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
   Acquisition of equipment through capital lease transaction       $         -      $       360
                                                                    ===========      ===========


                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.  BASIS OF PRESENTATION

   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Centennial Technologies, Inc. ("Centennial;" also at times referred to as "we", "our" or "us") include the accounts of Centennial and all wholly owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and Centennial exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, these financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 25, 2000 along with any other filing with the Securities and Exchange Commission since March 25, 2000.

   FISCAL YEAR

     Our fiscal year began on March 26, 2000. Each fiscal quarter ends on the Saturday of the thirteenth week following the beginning of the quarter, except for the fourth quarter, which ends on the last Saturday of March.

   CASH EQUIVALENTS

     Cash equivalents include highly liquid temporary cash investments having maturities of three months or less at date of acquisition.

   COMPREHENSIVE INCOME

     Comprehensive income was $2,027,000 and $216,000 for the quarters ended June 24, 2000 and June 26, 1999, respectively, and is comprised of net income and cumulative translation adjustments.

   SEGMENTS OF BUSINESS ENTERPRISE

     We primarily operate in a single industry segment, the design and manufacture of high technology memory chip based products used in industrial and commercial applications.

    ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the fourth quarter of fiscal 2001 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Based upon our preliminary analysis to date, we do not expect the adoption of SAB 101 to have a material impact on our financial position or results of operations.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the quarter ended June 26, 1999 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. At June 24, 2000, substantially all of our cash and cash equivalents were held by one financial institution. We primarily sell and grant credit to domestic and foreign original equipment manufacturers and distributors. We extend credit based on an evaluation of the customer's financial condition and generally do not require collateral. We monitor our exposure for credit losses and maintain allowances for anticipated losses. At June 24, 2000 and March 25, 2000, the allowance for doubtful accounts was $200,000.

     For the three months ended June 24, 2000, no customer represented more than 10% of our sales. For the three months ended June 26, 1999, two customers represented 23% of our sales. Another customer engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the quarters ended June 24, 2000 and June 26, 1999 represented 15% and 19%, respectively, of our sales. One of these contract manufacturers merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations.

     Approximately 24% and 17% of our sales for the three months ended June 24, 2000 and June 26, 1999, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the quarter ended June 24, 2000, the United Kingdom represented 11% of our sales. No one country, other than the United States, comprised more than 10% of our sales for the quarter ended June 26, 1999.

3.  EARNINGS PER SHARE

     We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share excludes any dilutive effect of options, warrants and convertible securities (which in our case are primarily stock options and the Series B Convertible Preferred Stock). Diluted net income per share includes all potentially dilutive securities using the treasury stock method unless the effect of such potentially dilutive securities is anti-dilutive.

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

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


     The following table sets forth the unaudited computation of income per share (in thousands, except per share amounts):
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                          JUNE 24,      JUNE 26,
                                                            2000          1999
                                                            ----          ----
BASIC INCOME PER SHARE
Numerator
   Net income                                             $  2,085     $    231
Denominator
   Common shares outstanding                                 3,218        3,167
                                                          --------     --------
Basic income per share                                    $   0.65     $   0.07
                                                          ========     ========

DILUTED INCOME PER SHARE
Numerator
   Net income                                             $  2,085     $    231
Denominator
   Common shares outstanding                                 3,218        3,167
   Effect of stock options and convertible securities        1,049          259
                                                          --------     --------
   Shares used in computing diluted earnings
     per share                                               4,267        3,426
                                                          --------     --------
Diluted income per share                                  $   0.49     $   0.07
                                                          ========     ========

4.  INVENTORIES

    Inventories consisted of (in thousands):
                                                          JUNE 24,     MARCH 25,
                                                            2000         2000

Raw material, primarily electronic components.......     $  14,977      $  7,989
Work in process.....................................           305           454
Finished goods......................................         3,789         6,131
                                                         ---------      --------
                                                         $  19,071      $ 14,574
                                                         =========      ========

     We maintain levels of inventories that we believe are necessary based upon assumptions concerning our growth, mix of sales, availability and pricing of raw materials. Changes in those underlying assumptions could affect our estimates of inventory valuation.

5.  INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. The carrying value of our investment in Century is $1.7 million and consists of 667,000 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock.

6.  DEBT

     On June 2, 2000, we entered into a credit agreement with a bank for a revolving credit facility of $4.0 million. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of our liquidity, as defined in the credit agreement. Available borrowings are based upon a percentage of accounts receivable. The credit facility is secured by substantially all of our assets. At June 24, 2000, we had no outstanding borrowings under these credit facilities. This credit agreement expires on July 31, 2002.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

7.  RELATED PARTY TRANSACTIONS

    Beginning in March 2000, we began purchasing a significant portion of our raw materials, mostly memory chips, directly from Intel Corporation, which holds all of our issued and outstanding preferred stock. Purchases from Intel Corporation in the first quarter of fiscal 2001 were $6.1 million of which $2.2 million is included in accounts payable as of June 24, 2000.

         Included in Other Assets are loans totaling $389,750 to our President and Chief Executive Officer. The loans are due and payable on July 25, 2001 and bear interest at rates ranging from 5.8% to 6.45%.

8.  CONTINGENCIES

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

CLASS ACTION LITIGATION

     We have been party to various class action lawsuits which were commenced principally during the fiscal years ended March 31, 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during the year ended March 31,1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in the year ended March 31, 1999.

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

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In the year ended March 25, 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the second quarter of fiscal 2001.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

     In the year ended March 25, 2000, the plaintiffs in the Consolidated Litigation reached an agreement with our former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In the year ended March 25, 2000, we paid Jay Alix and Mr. Ramaekers $1.0 million for legal fees incurred and Jay Alix and Mr. Ramaekers released any and all claims against our affiliates, our directors and us.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We have cooperated fully with the SEC and believe, based on discussions with the SEC, that we will be able to resolve the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements in an acceptable manner, although we can not assure you that such matters will be resolved in a manner acceptable to us.

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

     In the year ended March 25, 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of June 24, 2000, and the payment of $50,000 for notice and administrative costs. In the year ended March 25, 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in our weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

     On May 12, 2000, we received a complaint from Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     On July 13, 2000, we received a complaint from Thomas L. DePetrillo alleging that he is owed approximately $1,000,000 in connection with securities that Mr. DePetrillo claims were not delivered on a timely basis. This lawsuit includes allegations substantially identical to those asserted by Mr. DePetrillo in a lawsuit he filed against us in July 1998. That lawsuit was vigorously defended by us and was dismissed, without prejudice, in May 1999. Based on the facts presently known to us, we intend to vigorously defend this lawsuit. However, because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding anticipated revenues and expenses, price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, Centennial's customer base, future developments involving certain investments and future availability of financing. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Factors That May Affect Future Results", and (iii) identified from time to time in our periodic filings with the SEC under the Securities Exchange Act of 1934, as amended. These risks and uncertainties could cause actual results to differ materially from these forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

   GENERAL

     We primarily design, manufacture and market an extensive line of PC cards used primarily by OEMs in industrial and commercial applications. Our PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 25, 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of Centennial expressed as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                     JUNE 24,           JUNE 26,
                                                       2000               1999
                                                       ----               ----

Net sales...................................          100.0%              100.0%
Cost of goods sold..........................           62.2                68.2
                                                -----------         -----------
          Gross profit......................           37.8                31.8

Operating expenses:
     Research and development...............            5.4                 3.1
     Selling, general and administrative....           16.8                26.7
                                                -----------         -----------
          Operating income .................           15.6                 2.0

Net interest income (expense)...............           (0.3)                1.0
Other income, net...........................              -                 0.6
                                                -----------         -----------
          Income before taxes...............           15.3                 3.6

 Provision for income taxes.................            0.3                 0.1
                                                -----------         -----------
          Net income........................           15.0%                3.5%
                                                ===========         ===========

    NET SALES.

     Net sales increased 108% to $13.9 million in the first quarter of fiscal 2001 ended June 24, 2000 compared to $6.7 million for the same period a year ago. The increase in sales was primarily due to a 55% increase in the average selling price of our products sold in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, combined with a 20% increase in the volume of PC cards sold during the same period. Our December 1999 acquisition of the flash memory card business of Intel Corporation combined with the addition of new customers contributed to the increase in the volume of PC cards sold during the first quarter of fiscal 2000. Included in sales for the quarter ended June 24, 2000 is approximately $1.0 million of sales of electronic components that resulted in a gross margin of approximately $0.5 million. Increasing component costs, combined with a relative increase in the product mix toward products dollar products, contributed to the increase in the average selling price of our products. Although we anticipate strong revenue growth for both our second quarter and fiscal 2001 compared to the comparable periods of fiscal 2000, based on current market conditions, we cannot assure you that if component costs continue to rise we will be able to continue to increase our average selling price or that competitive pricing pressures will not adversely affect the average selling price.

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are integral components of our products, are on industry-wide allocation by suppliers. We have been able to purchase memory chips at reasonable prices to allow us to meet most of our customer orders and we believe we will be able to meet most of our customers' orders for the remainder of fiscal 2001. At this time we are unable to determine what the impact will be thereafter. If the current shortages continue or become more severe, such shortages will prevent us from continuing to grow our business as we currently contemplate and may have a material adverse effect on our business, financial condition and results of operations. We also believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. When these competitors are able to more readily purchase such components, competitive pressures may have an adverse effect on our revenues and gross margins.

     For the three months ended June 24, 2000, no customer represented more than 10% of our sales. For the three months ended June 26, 1999, two customers represented 23% of our sales. Another customer engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the first quarter of fiscal 2001 and 2000 represented 15% and 19%, respectively, of our sales. One of these contract manufacturers merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations.

     Approximately 24% and 17% of our sales for the three months ended June 24, 2000 and June 26, 1999, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the quarter ended June 24, 2000, the United Kingdom represented 11% of our sales. No one country, other than the United States, comprised more than 10% of our sales for the quarter ended June 26, 1999.

    GROSS PROFIT.

     Gross profit increased 148% to $5.3 million for the three months ended June 24, 2000 compared to $2.1 million for the same period a year ago. Gross margins were 38% for the quarter ended June 24, 2000 compared to 32% for the quarter ended June 26, 1999. The increase in gross profit is attributable to the increase in revenues driven by higher average selling prices and increased volume. The higher gross margin rates are primarily due to increased efficiencies related to the higher revenue level combined with a relative increase in the product mix toward higher margin products and higher average selling prices. Based on current market conditions, we anticipate that gross margins will continue to be strong during fiscal 2001, although competitive pressures, and supply shortages, could adversely impact our gross margins.

    RESEARCH AND DEVELOPMENT.

      Our research and development expenditures increased 272% to $0.8 million or 5% of sales for the three months ended June 24, 2000 compared to $0.2 million or 3% of sales for the quarter ended June 26, 1999. The higher research and development costs are generally due to an increase in personnel and higher engineering material expenditures combined with an increased percentage of employees focused on research and development projects. Based upon our present plans, we believe our quarterly research and development expenditures should remain constant or be somewhat lower in absolute dollars for the remainder of fiscal 2001.

    SELLING, GENERAL AND ADMINISTRATIVE.

      Selling, general and administrative expenses were $2.3 million or 17% of sales for the quarter ended June 24, 2000 compared to $1.8 million or 27% of sales in the same period a year ago. The increase in the amount of these expenses is primarily due to a bonus to the Chief Executive Officer. We anticipate that selling, general and administrative expenses will increase slightly in absolute dollars on a quarterly basis for the remainder of fiscal 2001.

    OTHER INCOME.

     Net interest expense was $33,000 for the quarter ended June 24, 2000 compared to net interest income of $67,000 for the quarter ended June 26, 1999. The change to net interest expense is due to interest expense on the note payable combined with less interest income to due lower cash balances.

    EARNINGS PER SHARE.

     On July 20, 1999, our shareholders approved a one-for-eight reverse stock split of our common stock, which was effective as of the opening of the stock markets on July 23, 1999. All per share amounts and numbers of shares have been restated to reflect the reverse stock split. In December 1999, we issued preferred stock to Intel Corporation related to the acquisition of its flash memory card business. As a result of this transaction, diluted weighted average outstanding shares increased by 600,000 shares at June 24, 2000 as compared to June 26, 1999. Additionally, the effect of stock options increased diluted weighted average outstanding shares by approximately 200,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations. At June 24, 2000, we had cash and cash equivalents of $2.9 million. The $4.0 million promissory note, and related interest, is due and payable on December 29, 2000. We believe the existing cash and cash equivalents, and available financing arrangements will be sufficient to meet our current anticipated working capital and capital expenditure requirements for the foreseeable future, including satisfaction of the $4.0 million note obligation to Intel Corporation.

   OPERATING ACTIVITIES

    During the first quarter of fiscal 2000, working capital increased $1.9 million to $13.1 million at June 24, 2000, compared to working capital of $11.3 million at March 25, 2000. This increase is due principally to the positive operating income of $2.1 million.

    On June 2, 2000, we entered into a credit agreement with a bank for a revolving credit facility of $4.0 million. This arrangement contains certain limitations and covenants, the most restrictive of which is a covenant regarding the maintenance of our liquidity, as defined in the credit agreement. Available borrowings are based upon a percentage of accounts receivable. The credit facility is secured by substantially all of our assets. At June 24, 2000, we had no outstanding borrowings under these credit facilities. This credit agreement expires on July 31, 2002

   INVESTING TRANSACTIONS

     Net capital expenditures amounted to $96,000 in the quarter ended June 24, 2000 compared to $150,000 in the quarter ended June 26, 1999.

   INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. The carrying value of our investment in Century is $1.7 million and consists of 667,000 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 7%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock.

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

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are integral components of our products, are on industry-wide allocation by suppliers. We have been able to purchase memory chips at reasonable prices to allow us to meet most of our customer orders and we believe we will be able to meet most of our customers' orders for the remainder of fiscal 2001. At this time we are unable to determine what the impact will be thereafter. If the current shortages continue or become more severe, such shortages will prevent us from continuing to grow our business as we currently contemplate and may have a material adverse effect on our business, financial condition and results of operations. We also believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. When these competitors are able to more readily purchase such components, competitive pressures may have an adverse effect on our revenues and gross margins.

     We purchase certain key components from single source vendors for which alternative sources are not currently available. We do not maintain long-term supply agreements with our vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that one or more of our vendors will not reduce supplies to us.

CHANGES IN OUR ASSUMPTIONS CONCERNING OUR GROWTH, MIX OF SALES, AVAILABILITY AND PRICING OF RAW MATERIALS COULD ADVERSELY AFFECT OUR ESTIMATES OF INVENTORY VALUATION.

     We maintain levels of inventories that we believe are appropriate based upon assumptions concerning our growth, mix of sales, and availability and pricing of raw materials. Changes in those underlying assumptions could have a material adverse effect on our business, financial condition and results of operations.

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

     For the three months ended June 24, 2000, no customer represented more than 10% of our sales. For the three months ended June 26, 1999, two customers represented 23% of our sales. Another customer engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the first quarter of fiscal 2001 and 2000 represented 15% and 19%, respectively, of our sales. One of these contract manufacturers recently merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer.

     We generally enter into individual purchase orders with our customers and have no firm long-term volume commitments from any of our major customers. We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations in the future. Our business, financial condition and results of operations depend in a significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of these customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. Frequent mergers, consolidations, acquisitions, corporate restructurings and changes in management characterize the industries served by us, and we have, from time to time, experienced reductions in purchase orders from customers as a result of such events. We cannot assure you that such events involving our customers will not result in a significant reduction in the level of our sales to such customers or the termination of our relationship with such customers. In addition, the percentage of our sales to individual customers can and do fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with other customer orders cannot be assured. These risks are exacerbated because a majority of our sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. We anticipate that a significant portion of our sales for the foreseeable future will continue to be concentrated in a small number of customers in the electronics industry.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

     The market in which we compete is intensely competitive. We compete with manufacturers of PC cards and related products, including M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation, Simple Technologies, Smart Modular Technologies, Inc., Viking Components, Inc. and White Electronic Designs Corporation as well as with electronic component manufacturers who also manufacture PC cards, including Hitachi Semiconductor, Inc., Mitsubishi Electric Corporation and Sharp Electronics Corporation. Certain of these competitors supply us with raw materials, including electronic components, which are occasionally, and are at present, subject to industry-wide allocation. These competitors may have the ability to manufacture products at lower costs than we can as a result of their higher levels of integration. In addition, many of our competitors or potential competitors have greater name recognition, larger installed bases of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than we do. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or alternative products that may be less costly or provide additional features. We believe that our ability to compete successfully depends on a number of factors, including the following:

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

WE HAVE HISTORICALLY RELIED ON ONE PRODUCT LINE AND REDUCED DEMAND FOR THIS PRODUCT LINE WOULD HARM OUR FINANCIAL PERFORMANCE AND FINANCIAL CONDITION.

     PC cards and related services constituted the vast majority of our sales over the past few years. The market for PC cards is continually evolving and we cannot assure you that computing and electronic equipment that utilizes PC cards will not be modified to render our PC cards obsolete or otherwise have the effect of reducing demand for our PC cards. In addition, we face intense competition from competitors that have greater financial, marketing and technological resources than we have. This competition may reduce demand for our PC cards. Decreased demand for the our PC cards as a result of technological change, competition or other factors would have a material adverse effect on our business, financial condition and results of operations.

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

     Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

o  timing of receipt and delivery of                           o  competitive pricing pressures
   significant orders for our products                         o  changes in raw material costs
o  changes in customer and product mix                         o  production difficulties
o  quality of our  products                                    o  write-downs of investments in other companies
o  exchange rate fluctuations                                  o  market acceptance of new or enhanced versions
o  litigation settlements and revisions of                        of products
   estimates in connection with legal matters                  o  raw material shortages


     Other factors, some of which are beyond our control, may also cause fluctuations in our results of operations. We have short lead times from customers, and accordingly do not have a significant backlog. Additionally, as is the case with many high technology companies, a significant portion of our orders and shipments often occur towards the end of a quarter. As a result, revenues for a quarter are not predictable, and our revenues may shift from one quarter to the next, having a significant effect on reported results.

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


     We cannot assure you that our future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies. Our common stock is currently traded on the over-the-counter Bulletin Board, which we believe has resulted in a minimal amount of analyst coverage and liquidity.

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

We cannot assure you that we will select the correct projects for development or that our development efforts will be successful. In addition, no assurance can be given that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that our current or future products will conform to applicable industry standards. If we are unable to introduce new products or enhancements on a timely basis, our business, financial condition and results of operations could be adversely affected.

WE DERIVE REVENUE FROM OUR INTERNATIONAL OPERATIONS AND ARE SUBJECT TO THE GENERAL RISKS OF DOING BUSINESS ABROAD, AS WELL AS FOREIGN CURRENCY EXCHANGE FLUCTUATIONS, EACH OF WHICH MAY ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL PERFORMANCE.

     For the first quarter of fiscal 2001 and 2000, we derived 24% and 17%, respectively, of our sales from outside the United States. Our international operations are subject to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     Beginning in 1999, 11 member countries of the European union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. We are continuing to assess the Euro's impact on our business. We are reviewing the ability of our accounting and information systems to handle the conversion, the legal and contractual implications of agreements, as well as pricing strategies. We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations. However, there can be no assurance that we will be able to modify successfully all systems and contracts to comply with Euro requirements.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH COULD SIGNIFICANTLY HARM OUR ABILITY TO GAIN MARKET SHARE AND INCREASE OUR REVENUES.

     Our products require technical know-how to engineer and manufacture. To the extent proprietary technology is involved, we rely upon trade secrets that we seek to protect, in part, through confidentiality agreements with certain employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by our existing or potential competitors. We historically have not sought to protect our proprietary information through patents or registered trademarks. There can be no assurance that our products will not infringe on patents held by others. We may be involved from time-to-time in litigation to determine the enforceability, scope and validity of our rights. Litigation could result in substantial cost to us and could divert the attention and time of our management and technical personnel from our operations.

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

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS WHICH, IF NOT COMPLIED WITH, COULD IMPAIR OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RESTRICT OUR ABILITY TO EXPAND OR ENHANCE OUR FACILITIES.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses. We believe that all of the carrying amounts approximate fair value.

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

CLASS ACTION LITIGATION

     We have been party to various class action lawsuits which were commenced principally during the fiscal years ended March 31, 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during the year ended March 31,1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in the year ended March 31, 1999.

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

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In the year ended March 25, 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the second quarter of fiscal 2001.

     In the year ended March 25, 2000, the plaintiffs in the Consolidated Litigation reached an agreement with our former Interim Chief Executive Officer, Lawrence J. Ramaekers, and his employer, Jay Alix & Associates ("Jay Alix"), regarding the plaintiffs' alleged claims against them. In the year ended March 25, 2000, we paid Jay Alix and Mr. Ramaekers $1.0 million for legal fees incurred and Jay Alix and Mr. Ramaekers released any and all claims against our affiliates our directors and us.

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

     In the year ended March 25, 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of June 24, 2000, and the payment of $50,000 for notice and administrative costs. In the year ended March 25, 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

     On May 12, 2000, we received a complaint from Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     On July 13, 2000, we received a complaint from Thomas L. DePetrillo alleging that he is owed approximately $1,000,000 in connection with securities that Mr. DePetrillo claims were not delivered on a timely basis. This lawsuit includes allegations substantially identical to those asserted by Mr. DePetrillo in a lawsuit he filed against us in July 1998. That lawsuit was vigorously defended by us and was dismissed, without prejudice, in May 1999. Based on the facts presently known to us, we intend to vigorously defend this lawsuit. However, because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 20, 2000, the following proposals were adopted by the vote specified below:

         (a)      The election of the following directors:
                                                                     Withheld
                                                     For             Authority
                                                     ---             ---------
           Eugene M. Bullis                         2,580,574          20,916
           Stephen M.  DePerrior                    2,570,663          30,827
           Jay M. Eastman, Ph.D.                    2,580,735          20,755
           L. Michael Hone                          2,580,761          20,729
           David A. Lovenheim                       2,580,596          20,894
           William J. Shea                          2,580,972          20,518
           John J. Shields                          2,579,727          21,763

         (b)      Approval of the 1999 Incentive Stock Option Plan

                        For              Against              Abstain
                        ---              -------              -------
                      668,147            146,821               12,154

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

     (b) Reports on Form 8-K. During the quarter ended June 24, 2000, Centennial filed no reports on Form 8-K.



ITEM
NO.                      DESCRIPTION
----                     -----------

10.1     2000 Stock Incentive Plan

10.2 Executive Employment Agreement between Centennial Technologies, Inc. and L. Michael Hone dated May 22, 2000

10.3 $4,000,000 Credit Agreement, dated June 2000 by and between Centennial Technologies, Inc. and Citizens Bank of Massachusetts.

27       Financial Data Schedule

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CENTENNIAL TECHNOLOGIES, INC.


Dated: August 8, 2000                    By: /s/ L. Michael Hone
                                         ---------------------------------------
                                         L. Michael Hone
                                         President and Chief Executive Officer



Dated: August 8, 2000                    By: /s/ Richard J. Pulsifer
                                         ---------------------------------------
                                         Richard J. Pulsifer
                                         Vice President, Chief Financial Officer
                                         and Secretary