Form 10-Q
period 2000-09-23
CENTENNIAL TECHNOLOGIES INC
filed 2000-11-06
CIK 919006

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                 THE TRANSITION PERIOD FROM ______ TO ________.


                         COMMISSION FILE NUMBER: 1-12912
                                                ---------

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

     As of November 2, 2000, there were 3,237,451 shares of Common Stock, $0.01 par value per share (the "Common Stock"), of the registrant outstanding.

================================================================================

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I. Financial Information (unaudited)                            Page Number

      Item 1.  Financial Statements                                          3

             Consolidated Condensed Balance Sheets at                        3
                  September 23, 2000 and March 25, 2000

             Consolidated Condensed Statements of Income for the three       4
                  and six months ended September 23, 2000 and September 25, 1999

             Consolidated Condensed Statements of Cash Flows for the         5
                  six months ended September 23, 2000 and
                  September 25, 1999

             Notes to Consolidated Condensed Financial Statements            6

      Item 2.  Management's Discussion and Analysis of Financial            11
                        Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosure or Market Risk       18



PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                            18
      Item 2.  Changes in Securities and Use of Proceeds                    20
      Item 3.  Defaults upon Senior Securities                              20
      Item 4.  Submission of Matters to a Vote of Security Holders          20
      Item 5.  Other Information                                            20
      Item 6.  Exhibits and Reports on Form 8-K                             20

     SIGNATURES                                                             21

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                             SEPTEMBER 23,      MARCH 25,
                                                                                                  2000            2000
                                                                                                  ----            ----
                                                                                              (UNAUDITED)
                                         ASSETS
 Current assets:
      Cash and cash equivalents....................................................         $    3,665        $   5,780
      Trade accounts receivable, net...............................................              7,941            3,838
      Inventories..................................................................             17,493           14,574
      Other current assets.........................................................                421              720
                                                                                            ----------        ---------
 Total current assets..............................................................             29,520           24,912

 Equipment and leasehold improvements..............................................              4,709            4,821
      Less accumulated depreciation and amortization...............................             (2,353)          (2,131)
                                                                                            -----------       ----------
                                                                                                 2,356            2,690
 Investments.......................................................................              1,948            1,948
 Intangibles, net..................................................................                508              469
 Other assets......................................................................                322              354
                                                                                            ----------        ---------

 Total assets......................................................................         $   34,654        $  30,373
                                                                                            ==========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses........................................         $    8,962        $   9,436
      Note payable to related party................................................                 -             4,000
      Obligations under capital leases, current portion............................                215              215
                                                                                            ----------        ---------
 Total current liabilities.........................................................              9,177           13,651

 Long-term obligations under capital leases........................................                709              827

 Contingencies (Note 8)

 Stockholders' equity:
      Preferred Stock, $0.01 par value; 1,000 shares authorized, 60 shares issued
           and outstanding at September 23, 2000 and March 25, 2000................                  1                1
      Common Stock, $0.01 par value; 50,000 shares authorized, 3,232 and
           3,186 issued and outstanding at September 23, 2000 and
           March 25, 2000, respectively............................................                 32               32
      Additional paid-in capital...................................................             86,167           85,937
      Accumulated deficit..........................................................            (61,344)         (70,044)
      Accumulated other comprehensive loss.........................................                (88)             (31)
                                                                                            -----------       ----------
 Total stockholders' equity........................................................             24,768           15,895
                                                                                            -----------       ---------

 Total liabilities and stockholders' equity........................................         $   34,654        $  30,373
                                                                                            ==========        =========

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       ------------------                  ----------------
                                                                SEPTEMBER 23    SEPTEMBER 25,     SEPTEMBER 23,     SEPTEMBER 25,
                                                                     2000            1999              2000             1999
                                                                     ----            ----              ----             ----
 Sales:
      PC cards and related products.....................        $   16,520       $    7,633         $   29,378       $   14,314
      Electronic components.............................             6,927               -               7,983                -
                                                                ----------       ----------         ----------       ----------
           Net sales....................................            23,447            7,633             37,361           14,314

 Cost of goods sold ....................................            13,431            5,137             22,079            9,693
                                                                ----------       ----------         ----------       ----------
           Gross profit.................................            10,016            2,496             15,282            4,621

 Operating expenses:
      Research and development..........................               433              417              1,191              621
      Selling, general and administrative...............             2,482            1,910              4,826            3,695
                                                                ----------       ----------         ----------       ----------
           Operating income.............................             7,101              169              9,265              305

 Gain (loss) on disposal of equipment...................                53             (344)                53             (306)
 Revision of an estimate of a litigation settlement.....                 -              940                  -              940
 Net interest income (expense)..........................               (38)              83                (71)             150
                                                                -----------      ----------         -----------      ----------
           Income before income taxes...................             7,116              848              9,247            1,089

 Provision for income taxes.............................               501               10                547               20
                                                                ----------       ----------         ----------       ----------

           Net income...................................        $    6,615       $      838         $    8,700       $    1,069
                                                                ==========       ==========         ==========       ==========



 Net income per share - basic...........................        $     2.05       $    0.26          $     2.70       $     0.34
 Net income per share - diluted.........................        $     1.44       $    0.26          $     1.96       $     0.33
 Weighted average shares outstanding - basic............             3,233           3,172               3,225            3,170
 Weighted average shares outstanding - diluted..........             4,589           3,221               4,428            3,248


                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Six months ended
                                                                    ----------------------------------
                                                                     September 23,    September 25,
                                                                         2000              1999
                                                                         ----              ----
Cash flows from operating activities:
     Net income..............................................         $   8,700         $   1,069
     Adjustments to reconcile net income to net cash
          provided by operating activities:..................
     Depreciation and amortization...........................               616               567
     Gain on disposal of equipment...........................               (53)              344
     Recovery of loss on accounts receivable.................                 -            (   75)
     Provision for (recovery of) loss on inventory...........                40            (  145)
     Revision of an estimate of a litigation settlement......                 -            (  940)
     Changes in operating assets and liabilities:
          Accounts receivable................................           ( 4,103)           (  174)
          Inventories........................................           ( 2,959)           (  617)
          Other assets.......................................               331               101
          Income taxes payable...............................                 -            (    7)
          Accounts payable and accrued expenses..............           (   474)            1,131
                                                                      ----------        ----------

               Net cash provided by operating activities.....             2,098             1,254

Cash flows from investing activities:
     Capital expenditures....................................           (   208)           (  182)
     Additional consideration  for acquired business.........           (   117)                -
     Disposal of capital equipment...........................                57                 -
     Proceeds from sale of securities held to maturity.......                 -             2,500
     Purchase of short-term investments......................                 -            (2,898)
                                                                      ----------        ----------
              Net cash used in investing activities..........           (   268)           (  580)

Cash flows from financing activities:
     Payments on note payable to related party...............           ( 4,000)                -
     Payments from fractional shares resulting from split....                 -            (   40)
     Payments on equipment lease financing...................           (   118)           (   71)
     Proceeds from exercise of stock options.................               199                 -
     Proceeds from employee stock purchase plan..............                31                 4
     Foreign currency translation of equity investment.......           (    57)                -
                                                                      ----------        ----------
             Net cash used in financing activities...........           ( 3,945)           (  107)
                                                                      ----------        ----------
     Effect of exchange rate changes on cash.................                 -            (   18)
                                                                      ----------        ----------
Net decrease in cash and cash equivalents....................           ( 2,115)              549
Cash and cash equivalents at beginning of period.............             5,780             4,922
                                                                      ----------        ----------

Cash and cash equivalents at end of period...................         $   3,665         $   5,471
                                                                      ==========        ==========
Supplemental disclosure of cash flow information:
   Acquisition of equipment through capital lease transaction         $       -         $     360
                                                                      ==========        ==========

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

     These financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 25, 2000 along with any other filings with the Securities and Exchange Commission since March 25, 2000.

   FISCAL YEAR

     Our fiscal year began on March 26, 2000. Each fiscal quarter ends on the Saturday of the thirteenth week following the beginning of the quarter, except for the fourth quarter, which ends on the last Saturday of March.

   CASH EQUIVALENTS

     Cash equivalents include highly liquid temporary cash investments having maturities of three months or less at date of acquisition.

   COMPREHENSIVE INCOME

     Comprehensive income was $6,616,000 and $835,000 for the three months ended September 23, 2000 and September 25, 1999, respectively, and was $8,643,000 and $1,051,000 for the six months ended September 23, 2000 and September 25, 1999, respectively. Comprehensive income is comprised of net income and cumulative translation adjustments.

   SEGMENTS OF BUSINESS ENTERPRISE

     We primarily operate in a single industry segment; the design and manufacture of high technology memory chip based products used in industrial and commercial applications.

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

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. Based upon our preliminary analysis to date, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on Centennial's results of operations or financial position.

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

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. At September 23, 2000, substantially all of our cash and cash equivalents were held by one financial institution. We primarily sell and grant credit to domestic and foreign original equipment manufacturers and distributors. We extend credit based on an evaluation of the customer's financial condition and generally do not require collateral. We monitor our exposure for credit losses and maintain allowances for anticipated losses. At September 23, 2000 and March 25, 2000, the allowance for doubtful accounts was $200,000.

     For the three months ended September 23, 2000, one customer represented 11% of our sales of PC cards and related products. For the six months ended September 23, 2000 and for the three and six months ended September 25, 1999, no customer represented more than 10% of our sales. A customer of ours engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the three and six months ended September 23, 2000 represented 21% and 19%, respectively, of our sales of PC cards and related products. For the three and six months ended September 25, 1999 sales to this customer and these contract manufacturers represented 19% and 18%, respectively, of our sales. One of these contract manufacturers merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, our revenue could decrease which could have a material adverse effect on our business, financial condition and results of operations.

     Approximately 28% and 27% of our sales of PC cards and related products for the three and six months ended September 23, 2000, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the three and six months ended September 25, 1999, approximately 19% of our sales were outside the United States. For the three and six months ended September 23, 2000, the United Kingdom represented 15% and 14%, respectively, of our sales of PC cards and related products. No one country, other than the United States, comprised more than 10% of our sales for the three and six months ended September 25, 1999.

3.  EARNINGS PER SHARE

     We compute net income per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share excludes any dilutive effect of options, warrants and convertible securities (which in our case are primarily stock options and the Series B Convertible Preferred Stock). Diluted net income per share includes all potentially dilutive securities using the treasury stock method unless the effect of such potentially dilutive securities is anti-dilutive.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


     The following table sets forth the unaudited computation of income per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       SEPTEMBER 23,     SEPTEMBER 25,      SEPTEMBER 23,     SEPTEMBER 25,
                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
Basic Income Per Share
Numerator
   Net income                                           $     6,615        $      838        $    8,700        $    1,069
Denominator
   Common shares outstanding                                  3,233             3,172             3,225             3,170
                                                        -----------        ----------        ----------        ----------
Basic income per share                                  $      2.05        $     0.26        $     2.70        $     0.34
                                                        ===========        ==========        ==========        ==========

Diluted Income Per Share
Numerator
   Net income                                           $     6,615        $      838        $    8,700        $    1,069
Denominator
   Common shares outstanding                                  3,233             3,172             3,225             3,170
   Effect of stock options and convertible securities         1,356                49             1,203                78
                                                        -----------        ----------        ----------        ----------
   Shares used in computing diluted earnings
        per share                                             4,589             3,221             4,428             3,248
                                                        -----------        ----------        ----------        ----------
Diluted income per share                                $      1.44        $     0.26        $     1.96        $     0.33
                                                        ===========        ==========        ==========        ==========

4.  INVENTORIES

    Inventories consisted of (in thousands):

                                                  September 23,      March 25,
                                                      2000             2000
                                                      ----             ----

Raw material, primarily electronic components...    $  14,308        $  7,989
Work in process.................................          674             454
Finished goods..................................        2,511           6,131
                                                    ---------        --------
                                                    $  17,493        $ 14,574
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

6.   DEBT

     On June 2, 2000, we entered into a credit agreement with a bank for a revolving credit facility of $4.0 million. This arrangement contains certain limitations and covenants; the most restrictive of which is a covenant regarding the maintenance of our liquidity, as defined in the credit agreement. Available borrowings are based upon a percentage of accounts receivable. The credit facility is secured by substantially all of our assets. We have had no borrowings under this credit facility. This credit agreement expires on July 31, 2002.

     Subsequent to the end of our second third quarter of fiscal 2001, we entered into a four-year capital lease for new manufacturing equipment with a monthly payment of $10,000.

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


7.  RELATED PARTY TRANSACTIONS

    Beginning in March 2000, we began purchasing a significant portion of our raw materials, mostly memory chips, directly from Intel Corporation, which holds all of our issued and outstanding preferred stock, which currently is convertible into 600,000 shares of common stock. Purchases from Intel Corporation for the six months ended September 23, 2000 were $11.0 million of which $0.7 million is included in accounts payable as of September 23, 2000. In August 2000, our President and Chief Executive Officer repaid in full all of his loans payable to Centennial, which totaled $390,000.

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

     On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby we and certain of our officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, we paid the plaintiffs in the Consolidated Litigation $1.475 million in cash and issued to these plaintiffs' 854,300 shares or 37% of our Common Stock. We also adopted certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In the year ended March 25, 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the third quarter of fiscal 2001.

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

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     On September 26, 2000, we entered into an administrative proceeding with the SEC fully resolving with the SEC all of the issues arising from the conduct of former members of Centennial's senior management.

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

OTHER

     On May 12, 2000, we received a complaint from Mr. Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     Subsequent to the end of our second quarter of fiscal 2001, we settled the complaint from Mr. Thomas L. DePetrillo with a cash payment of $375,000.

                          CENTENNIAL TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT


     Except for historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding anticipated revenues and expenses, price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, Centennial's customer base, future developments involving certain investments and future availability of financing. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Factors That May Affect Future Results", and (iii) identified from time to time in our periodic filings with the SEC under the Securities Exchange Act of 1934, as amended, including, specifically, our annual report on Form 10-K for the year ended March 25, 2000 and our quarterly report on Form 10-Q for the quarter ended June 24, 2000. These risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or changes in circumstances after the date hereof.

OVERVIEW

   GENERAL

     We primarily design, manufacture and market an extensive line of PC cards used primarily by original equipment manufacturers in industrial and commercial applications. Our PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     Total sales for the second quarter of fiscal 2001 were $23.4 million while net income was $6.6 million or $1.44 in diluted earnings per share. Net sales of PC cards and related products for the second quarter of fiscal 2001 increased 116 percent to $16.5 million from $7.6 million for the second quarter of fiscal 2000. For the three and six months ended September 23, 2000, there was also approximately $6.9 million and $8.0 million, respectively, of sales of electronic components that resulted in a gross profit of approximately $3.5 million and $4.1 million, respectively. There were no sales of electronic components in the prior year. Sales of electronic components is not the focus of our business, although we may have some sales of electronic components in the future, we cannot assure you as to the nature, timing or amount of sales of electronic components, if any. On a proforma basis, income after tax for the quarter from the sales of PC cards and related products, which exclude electronic component sales, was $3.3 million compared to $0.8 million during the same period of fiscal 2000. Throughout the Management's Discussion and Analysis Section, we will supplementally discuss sales of PC cards and related products, as we believe this to be more meaningful than total sales because total sales includes sales of electronic components which is not the focus of our business and cannot be assured they will reoccur.

     The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 25, 2000, along with any other filing made with the SEC since March 25, 2000 under the Securities and Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS


    The following table sets forth certain consolidated condensed statements of income data of Centennial expressed as a percentage of net sales:

                                                           Three months ended                     Six months ended
                                                           ------------------                     ----------------
                                                    September 23,      September 25,      September 23,      September 25,
                                                        2000               1999              2000               1999
                                                        ----               ----              ----               ----
Net sales.........................................       100.0%            100.0%              100.0%            100.0%
Cost of goods sold................................        57.3              67.3                59.1              67.7
                                                    ----------        ----------          ----------        ----------
          Gross profit............................        42.7              32.7                40.9              32.3

Operating expenses:
     Research and development.....................         1.8               5.5                 3.2               4.3
     Selling, general and administrative..........        10.6              25.0                12.9              25.8
                                                    ----------        ----------          ----------        ----------
          Operating income .......................        30.3               2.2                24.8               2.2

Net interest income (expense).....................        (0.2)              7.8                (0.2)              4.4
Other income, net.................................         0.2               1.1                 0.2               1.0
                                                    ----------        ----------          ----------        ----------
          Income before taxes.....................        30.3              11.1                24.8               7.6

 Provision for income taxes.......................         2.1               0.1                 1.5               0.1
                                                    ----------        ----------          ----------        ----------
          Net income..............................        28.2%             11.0%               23.3%              7.5%
                                                    ==========        ==========          ==========        ==========

    NET SALES.

     Net sales of PC cards and related products increased 116% to $16.5 million in the second quarter of fiscal 2001 ended September 23, 2000 compared to $7.6 million for the same period a year ago. The increase in sales of PC cards and related products was primarily due to a 62% increase in the average selling price of our products sold in the second quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, combined with a 38% increase in the volume of PC cards sold during the same period. Our December 1999 acquisition of the flash memory card business of Intel Corporation combined with the addition of new customers and higher volumes with some existing customers contributed to the increase in the volume of PC cards sold during the second quarter of fiscal 2001. Increasing component costs, combined with a relative increase in the product mix toward higher dollar products, contributed to the increase in the average selling price of our products. For the three and six months ended September 23, 2000, there was also approximately $6.9 million and $8.0 million, respectively, of sales of electronic components that resulted in a gross profit of approximately $3.5 million and $4.1 million, respectively. There were no sales of electronic components in the prior year. Sales of electronic components is not the focus of our business, although we may have some sales of electronic components in the future, we cannot assure you as to the nature, timing or amount of sales of electronic components, if any. Although we anticipate strong revenue growth of PC cards and related products for both our third quarter and fiscal 2001 compared to the comparable periods of fiscal 2000, based on current market conditions, we cannot assure you that we will be able to obtain sufficient components to help us to continue to grow our business and satisfy this increased demand or that competitive pricing pressures will not adversely affect the average selling price of our products.

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are integral components of our products, are on industry-wide allocation by suppliers. We have been able to purchase memory chips at reasonable prices to allow us to meet most of our customer orders and we believe we will be able to meet most of our customers' orders for our next quarter. At this time we are unable to determine what the impact will be thereafter. If the current shortages continue or become more severe, such shortages will prevent us from continuing to grow our business as we currently contemplate and may have a material adverse effect on our business, financial condition and results of operations. We also believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. When these competitors are able to more readily purchase such components, competitive pressures may have an adverse effect on our revenues and gross margins.

     For the three months ended September 23, 2000, one customer represented 11% of our sales of PC cards and related products. For the six months ended September 23, 2000 and for the three and six months ended September 25, 1999, no customer represented more than 10% of our sales. A customer of ours engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the three and six months ended September 23, 2000 represented 21% and 19%, respectively, of our sales of PC cards and related products. For the three and six months ended September 25, 1999 sales to this customer and these contract manufacturers represented 19% and 18%, respectively, of our sales. One of these contract manufacturers merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, it could have a material adverse effect on our business, financial condition and results of operations.

     Approximately 28% and 27% of our sales of PC cards and related products for the three and six months ended September 23, 2000, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the three and six months ended September 25, 1999, approximately 19% of our sales were outside the United States. For the six months ended September 23, 2000, the United Kingdom represented 15% and 14%, respectively, of our sales of PC cards and related products. No one country, other than the United States, comprised more than 10% of our sales for the three and six months ended September 25, 1999.

    On December 29, 1999, we acquired the flash memory card business of Intel Corporation. This acquisition was accounted for as a purchase combination in the fourth quarter of fiscal 2000. There is a contingent payment of up to $4.5 million due to Intel Corporation in January 2001 based on units shipped to Cisco Systems. For the quarter ended September 23, 2000, we recorded a $0.2 million payable to Intel Corporation as additional consideration which was also recorded as an intangible asset based on orders received and scheduled for shipment during the measurement period. This amount could be higher if additional orders are received by Cisco Systems for shipment by December 31, 2000.

    GROSS PROFIT.

     Gross profit from the sales of PC cards and related products increased 160% to $6.5 million or 39% of related sales for the three months ended September 23, 2000 compared to $2.5 million or 33% of sales for the same period a year ago. Gross margins from the sales of PC cards and related products increased 142% to $11.2 million or 38% of related sales for the first half of fiscal 2001 compared to $4.6 million or 32% of sales for the same period a year ago. The increase in gross profit is attributable to the increase in revenues driven by higher average selling prices and increased volume. The higher gross margin rates are primarily due to increased efficiencies related to the higher revenue level combined with a relative increase in the product mix toward higher margin products and higher average selling prices for our products. For the three and six months ended September 23, 2000, there was also approximately $6.9 million and $8.0 million, respectively, of sales of electronic components that resulted in a gross profit on a proforma basis of approximately $3.5 million and $4.1 million, respectively. There were no sales of electronic components in the prior year. Sales of electronic components is not the focus of our business, although we may have some sales of electronic components in the future, we cannot assure you as to the nature, timing or amount of sales of electronic components, if any. Based on current market conditions from the sales of PC cards and related products and relative carrying value of certain inventory items, we anticipate that gross margins will continue to be strong during fiscal 2001, although competitive pressures, and supply shortages, could adversely impact our gross margins.

    RESEARCH AND DEVELOPMENT.

      Our research and development expenditures were $0.4 million for each of the three months ended September 23, 2000 and September 25, 1999. For the first half of fiscal 2001, research and development costs increased 92% to $1.2 million from $0.6 million in the same period of fiscal 2000. The higher research and development costs are generally due to an increase in personnel and higher engineering material expenditures combined with an increased percentage of employees focused on research and development projects. Based upon our present plans, we believe our quarterly research and development expenditures should trend higher for the remainder of fiscal 2001.


    SELLING, GENERAL AND ADMINISTRATIVE.

      Selling, general and administrative expenses were $2.5 million for the quarter ended September 23, 2000 compared to $1.9 million in the same period a year ago. Selling, general and administrative expenses were $4.8 million for the first half of fiscal 2001, compared to $3.7 million in the same period of fiscal 2000. The increase in the amount of these expenses between the second quarter of last fiscal year and the second quarter of this year is primarily due to an increase in personnel related costs combined with higher operating costs. We anticipate that selling, general and administrative expenses will increase moderately in absolute dollars on a quarterly basis for the remainder of fiscal 2001.

    OTHER INCOME.

     Net interest expense for the three and six months ended September 23, 2000 was $38,000 and $71,000, respectively, compared to net interest income of $83,000 and $150,000 for the three and six months ended September 25, 1999, respectively. The change to net interest expense is due to interest expense on the $4.0 million note payable to Intel Corporation combined with less interest income due to reduced cash balances.

    INCOME TAXES.

         We estimate that the effective tax rate for fiscal 2001 will be approximately 6%, an increase from approximately 2% in fiscal 2000. The increase is attributable to higher profitability and the anticipated utilization of our remaining state net operating loss carryforwards.

    EARNINGS PER SHARE.

     In December 1999, we issued preferred stock to Intel Corporation related to the acquisition of its flash memory card business. As a result of this transaction, diluted weighted average outstanding shares increased by 600,000 shares at September 23, 2000 as compared to September 25, 1999. Additionally, the effect of stock options increased diluted weighted average outstanding shares by approximately 200,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations. At September 23, 2000, we had cash and cash equivalents of $3.7 million. In September, 2000, we paid in full the $4.0 million note payable to Intel Corporation and related accrued interest, which was not due and payable until December 29, 2000. We believe that the existing cash and cash equivalents, together with cash flow from operations and available financing arrangements, including our revolving credit line, will be sufficient to meet our current anticipated working capital and capital expenditure requirements for the foreseeable future.

   OPERATING ACTIVITIES

    During the first six months of fiscal 2001, working capital increased $9.0 million to $20.3 million at September 23, 2000, compared to working capital of $11.3 million at March 25, 2000. This increase is due principally to the net income of $8.7 million in the six months ended September 23, 2000.

    On June 2, 2000, we entered into a credit agreement with a bank for a revolving credit facility of $4.0 million. This arrangement contains certain limitations and covenants; the most restrictive of which is a covenant regarding the maintenance of our liquidity, as defined in the credit agreement. Available borrowings are based upon a percentage of accounts receivable. The credit facility is secured by substantially all of our assets. We had no borrowings under this credit facility. This credit agreement expires on July 31, 2002

   INVESTING TRANSACTIONS

     Net capital expenditures amounted to $208,000 for the six months ended September 23, 2000 compared to $182,000 for the six months ended September 25, 1999.

   FINANCING TRANSACTIONS

     Subsequent to the end of our second quarter of fiscal 2001, we entered into a four-year capital lease for new manufacturing equipment with a monthly payment of $10,000.

   INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. The carrying value of our investment in Century is $1.7 million and consists of 667,000 shares of Series B Convertible Preferred stock. The Series B Convertible Preferred Stock is equivalent upon conversion to approximately 6%, non-diluted, of Century's outstanding shares, is non-voting, has no dividend, and has a liquidation preference of $4.0 million senior to the common shareholders and subordinate to the holders of Century Series A Convertible Preferred Stock.

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

     We are currently experiencing supply shortages, particularly with respect to computer memory chips used to manufacture PC cards. Currently, certain memory chips, which are integral components of our products, are on industry-wide allocation by suppliers. We have been able to purchase memory chips at reasonable prices to allow us to meet most of our customer orders and we believe we will be able to meet most of our customers' orders for our next quarter. At this time we are unable to determine what the impact will be thereafter. If the current shortages continue or become more severe, such shortages will prevent us from continuing to grow our business as we currently contemplate and may have a material adverse effect on our business, financial condition and results of operations. We also believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. When these competitors are able to more readily purchase such components, competitive pressures may have an adverse effect on our revenues and gross margins.

     We purchase certain key components from single source vendors for which alternative sources are not currently available and we do not maintain long-term supply agreements with our vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that one or more of our vendors will not reduce supplies to us.

CHANGES IN OUR ASSUMPTIONS CONCERNING OUR GROWTH, MIX OF SALES AND AVAILABILITY AND PRICING OF RAW MATERIALS COULD ADVERSELY AFFECT OUR ESTIMATES OF INVENTORY VALUATION.

     We maintain levels of inventories that we believe are appropriate based upon assumptions concerning our growth, mix of sales, and availability and pricing of raw materials. Changes in those underlying assumptions could cause us to have too much, too little or an improper mix of inventory, which could increase our costs, decrease our revenues and have a material adverse effect on our business, financial condition and results of operations.

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

     For the three months ended September 23, 2000, one customer represented 11% of our sales of PC cards and related products. For the six months ended September 23, 2000 and for the three and six months ended September 25, 1999, no customer represented more than 10% of our sales. A customer of ours engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales to this customer and these contract manufacturers for the three and six months ended September 23, 2000 represented 21% and 19%, respectively, of our sales of PC cards and related products. For the three and six months ended September 25, 1999 sales to this customer and these contract manufacturers represented 19% and 18%, respectively, of our sales. One of these contract manufacturers merged with one of our competitors, which could result in a decrease of sales to this contract manufacturer. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, our revenue could decrease which could have a material adverse effect on our business, financial condition and results of operations.

     We generally enter into individual purchase orders with our customers and have no firm long-term volume commitments from any of our major customers. We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations in the future. Our business, financial condition and results of operations depend in a significant part on our ability to obtain orders from existing and new customers, as well as on the financial condition and success of these customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. Frequent mergers, consolidations, acquisitions, corporate restructurings and changes in management characterize the industries served by us, and we have, from time to time, experienced reductions in purchase orders from customers as a result of such events. We cannot assure you that such events involving our customers will not result in a significant reduction in the level of our sales to such customers or the termination of our relationship with such customers. In addition, the percentage of our sales to individual customers can and do fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed. These risks are exacerbated because a majority of our sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. We anticipate that a significant portion of our sales for the foreseeable future will continue to be concentrated in a small number of customers in the electronics industry.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

     The market in which we compete is intensely competitive. We compete with manufacturers of PC cards and related products, including M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation, Simple Technologies, Smart Modular Technologies, Inc., Viking Components, Inc. and White Electronic Designs Corporation as well as with electronic component manufacturers who also manufacture PC cards, including Hitachi Semiconductor, Inc., Mitsubishi Electric Corporation and Sharp Electronics Corporation. Certain of these competitors supply us with raw materials, including electronic components, which are occasionally, and are at present, subject to industry-wide allocation. These competitors may have the ability to obtain or manufacture products at lower costs than we can. In addition, many of our competitors or potential competitors have greater name recognition, larger installed bases of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than we do. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or alternative products that may be less costly or provide additional features. We believe that our ability to compete successfully depends on a number of factors, including the following:

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

OUR TRADING PRICE MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY NEGATIVELY IMPACT OUR STOCKHOLDERS' ABILITY TO OBTAIN LIQUIDITY AT ACCEPTABLE LEVELS, IF AT ALL.

     The trading price of our common stock may fluctuate widely in response to, among other things, the following:

         o  quarter-to-quarter operating results          o  industry conditions
         o  awards of orders to us                        o  new product or product development
            or our competitors                               line-up announcements by us or our competitors
         o  changes in earnings estimates by analysts

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

CLASS ACTION LITIGATION

     We have been party to various class action lawsuits which were commenced principally during the fiscal years ended March 31, 1997 and 1998. A substantial number of the participants in these class action lawsuits participated in settlements with us that became effective during the year ended March 31, 1999. The following discusses the history of these class action lawsuits, together with the settlements that were entered into principally in the year ended March 31, 1999.

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

     On February 9, 1998, these class action lawsuits were consolidated (the "Consolidated Litigation"), and the lead counsel representing the plaintiffs in the Consolidated Litigation filed a Stipulation of Settlement (the "Settlement Agreement"), whereby we and certain of our officers and directors would be released from liability arising from the allegations included in the Consolidated Litigation. In return, we paid the plaintiffs in the Consolidated Litigation $1.475 million in cash and issued to these plaintiffs' 854,300 shares or 37% of our Common Stock. We also adopted certain corporate governance policies and procedures. The Settlement Agreement became effective on July 20, 1998. All shares issued in connection with the Consolidated Litigation are included in the weighted average shares outstanding calculation from July 20, 1998 forward.

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties, which calls for us to pay $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement. In the year ended March 25, 2000, we made a partial payment of $188,000 in settlement of certain of these claims. We expect the remaining amount to be paid in the third quarter of fiscal 2001.

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

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     On September 26, 2000, we entered into an administrative proceeding with the SEC fully resolving with the SEC all of the issues arising from the conduct of former members of Centennial's senior management.

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

OTHER

     On May 12, 2000, we received a complaint from Mr. Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     In our third quarter of fiscal 2001, we settled the complaint from Mr. Thomas L. DePetrillo with a payment of $375,000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

     (b) Reports on Form 8-K. During the quarter ended September 23, 2000, Centennial filed no reports on Form 8-K.


ITEM
NO.                      DESCRIPTION
----                     -----------

27                  Financial Data Schedule

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CENTENNIAL TECHNOLOGIES, INC.


Dated: November 6, 2000                  By: /s/ L. Michael Hone
                                         ---------------------------------------
                                         L. Michael Hone
                                         President and Chief Executive Officer



Dated: November 6, 2000                  By: /s/ Richard J. Pulsifer
                                         ---------------------------------------
                                         Richard J. Pulsifer
                                         Vice President, Chief Financial Officer
                                         and Secretary