Form 10-Q
period 2000-12-23
CENTENNIAL TECHNOLOGIES INC
filed 2001-02-06
CIK 919006

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

                                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 23, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                 THE TRANSITION PERIOD FROM ______ TO ________.

                         COMMISSION FILE NUMBER: 1-12912

                            ------------------------


                          CENTENNIAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                  04-2978400
---------------------------------                         ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)



7 LOPEZ ROAD, WILMINGTON, MASSACHUSETTS                               01887
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)



                                 (978) 988-8848
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]        No [ ]

     As of February 1, 2001, there were 3,321,539 shares of Common Stock, $0.01 par value per share (the "Common Stock"), of the registrant outstanding.

================================================================================

                          CENTENNIAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)                            Page Number

     Item 1.  Financial Statements                                           3

            Consolidated Condensed Balance Sheets at                         3
                 December 23, 2000 and March 25, 2000

            Consolidated Condensed Statements of Income for the three        4
                 and nine months ended December 23, 2000 and December 25, 1999

            Consolidated Condensed Statements of Cash Flows for the          5
                 nine months ended December 23, 2000 and
                 December 25, 1999

            Notes to Consolidated Condensed Financial Statements             6

     Item 2.  Management's Discussion and Analysis of Financial             11
                       Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosure or Market Risk        18



PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             18
     Item 2.  Changes in Securities and Use of Proceeds                     20
     Item 3.  Defaults upon Senior Securities                               20
     Item 4.  Submission of Matters to a Vote of Security Holders           20
     Item 5.  Other Information                                             20
     Item 6.  Exhibits and Reports on Form 8-K                              21

    SIGNATURES                                                              22

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                          CENTENNIAL TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                               December 23,      March 25,
                                                                                                   2000            2000
                                                                                                   ----            ----
                                                                                               (unaudited)
                                           ASSETS
  Current assets:
       Cash and cash equivalents....................................................         $    9,102        $   5,780
       Trade accounts receivable, net...............................................              7,768            3,838
       Inventories..................................................................             18,147           14,574
       Other current assets.........................................................                498              720
                                                                                             ----------        ---------
  Total current assets..............................................................             35,515           24,912

  Equipment and leasehold improvements..............................................              5,396            4,821
  Less accumulated depreciation and amortization....................................             (2,580)          (2,131)
                                                                                             -----------       ----------
                                                                                                  2,816            2,690
  Investments.......................................................................                248            1,948
  Intangibles, net..................................................................                403              469
  Other assets......................................................................                459              354
                                                                                             ----------        ---------

  Total assets......................................................................         $   39,441        $  30,373
                                                                                             ==========        =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable and accrued expenses........................................         $   10,412        $   9,436
       Note payable to related party................................................                    -          4,000
       Obligations under capital leases, current portion............................                311              215
                                                                                             ----------        ---------
  Total current liabilities.........................................................             10,723           13,651

  Long-term obligations under capital leases........................................                956              827

  Contingencies (Note 8)

  Stockholders' equity:
       Preferred Stock, $0.01 par value; 1,000 shares authorized, 60 shares issued
            and outstanding at December 23, 2000 and March 25, 2000.................                  1                1
       Common Stock, $0.01 par value; 50,000 shares authorized, 3,264 and
            3,186 issued and outstanding at December 23, 2000 and
            March 25, 2000, respectively............................................                 33               32
       Additional paid-in capital...................................................             86,304           85,937
       Accumulated deficit..........................................................            (58,544)         (70,044)
       Accumulated other comprehensive loss.........................................                (32)             (31)
                                                                                             -----------       ----------
  Total stockholders' equity........................................................             27,762           15,895
                                                                                             ------------      ---------

  Total liabilities and stockholders' equity........................................         $   39,441        $  30,373
                                                                                             ==========        =========

                             See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       Three months ended                  Nine months ended
                                                                       ------------------                  -----------------
                                                                December 23,     December  25,      December 23,      December 25,
                                                                     2000             1999              2000              1999
                                                                     ----             ----              ----              ----
 Sales:
      PC cards and related products............................  $  20,243         $   8,567         $  49,621         $  22,881
      Electronic components....................................        785                 -             8,768                 -
                                                                 ---------         ---------         ---------         ---------
           Net sales...........................................     21,028             8,567            58,389            22,881


 Cost of goods sold ...........................................     12,633             5,209            34,712            14,902
                                                                 ---------         ---------         ---------         ---------
           Gross profit........................................      8,395             3,358            23,677             7,979

 Operating expenses:
      Research and development.................................        455               448             1,646             1,069
      Selling, general and administrative......................      3,200             1,631             8,026             5,326
                                                                 ---------         ---------         ---------         ---------
           Operating income....................................      4,740             1,279            14,005             1,584

 Gain (loss) on disposal of equipment..........................         (1)                -                52              (345)
 Revision of an estimate of a litigation settlement............          -                 -                 -               940
 Net interest income (expense).................................         48                80               (23)              230
 Other income (loss)...........................................     (1,700)                -            (1,700)               39
                                                                 ---------         ---------         ---------         ---------
           Income before income taxes..........................      3,087             1,359            12,334             2,448

 Provision for income taxes....................................        287                23               834                43
                                                                 ---------         ---------         ---------         ---------

           Net income..........................................  $   2,800         $   1,336         $  11,500         $   2,405
                                                                 =========         =========         =========         =========



 Net income per share - basic..................................  $    0.86         $    0.42         $    3.55         $    0.76
 Net income per share - diluted................................  $    0.58         $    0.42         $    2.52         $    0.75
 Weighted average shares outstanding - basic...................      3,269             3,204             3,240             3,177
 Weighted average shares outstanding - diluted.................      4,810             3,217             4,555             3,229


                         See accompanying notes.

                          CENTENNIAL TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine months ended
                                                                     ------------------------------
                                                                     December 23,      December 25,
                                                                         2000              1999
                                                                         ----              ----
Cash flows from operating activities:
     Net income.................................................     $  11,500          $   2,405
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization..............................           946                827
     (Gain) loss on disposal of equipment.......................           (54)               345
     Provision for loss on accounts receivable..................             5                 75
     Provision for (recovery of) loss on inventory..............           575               (145)
     Revision of an estimate of a litigation settlement.........             -               (940)
     Provision for loss on investments..........................         1,700                  -
     Changes in operating assets and liabilities:
          Accounts receivable...................................        (3,935)              (734)
          Inventories...........................................        (4,148)            (1,614)
          Other assets..........................................           117               (172)
          Accounts payable and accrued expenses.................           976                709
                                                                     ----------         ----------
               Net cash provided by operating activities........         7,682                756

Cash flows from investing activities:
     Capital expenditures.......................................          (533)              (307)
     Additional consideration for acquired business.............          ( 72)                 -
     Disposal of capital equipment..............................            76                  -
     Proceeds from sale of securities held to maturity..........             -              3,144
     Investments in third parties...............................             -               (248)
     Purchase of short-term investments.........................             -            ( 2,898)
                                                                     ----------         ----------
              Net cash used in investing activities.............          (529)              (309)

Cash flows from financing activities:
     Payments on note payable to related party..................        (4,000)                 -
     Payments from fractional shares resulting from split.......             -                (40)
     Payments on equipment lease financing......................          (198)              (128)
     Proceeds from exercise of stock options....................           316                  -
     Proceeds from employee stock purchase plan.................            52                  7
                                                                     ----------         ----------
             Net cash used in financing activities..............        (3,830)              (161)
                                                                     ----------         ----------
     Effect of exchange rate changes on cash....................            (1)               (15)
                                                                     ----------         ----------
Net decrease in cash and cash equivalents.......................         3,322                271
Cash and cash equivalents at beginning of period................         5,780              4,922
                                                                     ----------         ----------

Cash and cash equivalents at end of period...................        $   9,102          $   5,193
                                                                     ==========         ==========

Supplemental disclosure of cash flow information:
   Acquisition of equipment through capital lease transaction        $     423          $   1,180
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

COMPREHENSIVE INCOME

     Comprehensive income was $2,799,000 and $1,339,000 for the three months ended December 23, 2000 and December 25, 1999, respectively, and was $11,499,000 and $2,390,000 for the nine months ended December 23, 2000 and December 25, 1999, respectively. Comprehensive income is comprised of net income and cumulative translation adjustments.

SEGMENTS OF BUSINESS ENTERPRISE

     We primarily operate in a single industry segment: the design and manufacture of high technology memory chip based products used in industrial and commercial applications.

ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the fourth quarter of fiscal 2001 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "ACCOUNTING CHANGES." Based upon our preliminary analysis to date, we do not expect the adoption of SAB 101 to have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which is required to be adopted in fiscal years beginning after June 15, 2000. Based upon our preliminary analysis to

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


date, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on Centennial's results of operations for financial position.

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

2.  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. At December 23, 2000, substantially all of our cash and cash equivalents were held by one financial institution. We primarily sell and grant credit to domestic and foreign original equipment manufacturers and distributors. We extend credit based on an evaluation of the customer's financial condition and generally do not require collateral. We monitor our exposure for credit losses and maintain allowances for anticipated losses. At December 23, 2000 and March 25, 2000, the allowance for doubtful accounts was $200,000.

     For the three months ended December 23, 2000, Solectron Corporation and Cisco Systems represented 18% and 11%, respectively, of our sales of PC cards and related products. For the nine months ended December 23, 2000, Solectron Corporation represented 12% of our sales of PC cards and related products. For the three months ended December 25, 1999, Solectron Corporation represented 13% and Lucent Technologies 12% of our sales of PC cards and related products. For the nine months ended December 25, 1999, Solectron Corporation and Lucent Technologies each accounted for 10% of our sales of PC cards and related products. Nortel Networks engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales of PC cards and related products to Nortel Networks and these contract manufacturers for the three and nine months ended December 23, 2000 were 27% and 22%, respectively. For the three and nine months ended December 25, 1999, sales of PC cards and related products to Nortel
Networks and these contract manufacturers were 22% and 20%, respectively. Centennial had accounts receivable from Solectron Corporation of $1,555,000 as of December 23, 2000. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, our revenue could decrease which could have a material adverse effect on our business, financial condition and results of operations. In late 1999, Solectron Corporation merged with one of our competitors, SMART Modular Technologies, which could result in a decrease of sales. No other customers represented more than 10% of our sales of PC cards and related products for the three and nine months ended December 23, 2000 and December 25, 1999.

     Approximately 17% and 20% of our sales of PC cards and related products for the three and nine months ended December 23, 2000, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the three and nine months ended December 25, 1999, approximately 20% and 18%, respectively, of our sales were outside the United States. No one country, other than the United States, comprised more than 10% of our sales for each of the three and nine months ended December 23, 2000 and December 25, 1999.

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

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


     The following table sets forth the unaudited computation of income per share (in thousands, except per share amounts):

                                                              Three months ended                    Nine months ended
                                                         December 23,      December 25,       December 23,      December 25,
                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
Basic Income Per Share
Numerator:
   Net income                                             $   2,800        $   1,336        $  11,500        $   2,405
Denominator:
   Common shares outstanding                                  3,269            3,204            3,240            3,177
                                                          ---------        ---------        ---------        ---------
Basic income per share                                    $    0.86        $    0.42        $    3.55        $    0.76
                                                          =========        =========        =========        =========

Diluted Income Per Share
Numerator:
   Net income                                             $   2,800        $   1,336        $  11,500        $   2,405
Denominator:
   Common shares outstanding                                  3,269            3,204            3,240            3,177
   Effect of stock options and convertible securities         1,541               13            1,315               52
                                                          ---------        ---------        ---------        ---------
   Shares used in computing diluted earnings
        per share                                             4,810            3,217            4,555            3,229
                                                          ---------        ---------        ---------        ---------
Diluted income per share                                  $    0.58        $    0.42        $    2.52        $    0.75
                                                          =========        =========        =========        =========

4.  INVENTORIES

    Inventories consisted of (in thousands):

                                                      December 23,     March 25,
                                                         2000            2000
                                                         ----            ----

 Raw material, primarily electronic components....     $  13,963       $   7,989
 Work in process..................................         3,202             454
 Finished goods...................................           982           6,131
                                                       ---------       ---------
                                                       $  18,147       $  14,574
                                                       =========      ==========

     We maintain levels of inventories that we believe are necessary based upon assumptions concerning our growth, mix of sales, availability and pricing of raw materials. Changes in those underlying assumptions could affect our estimates of inventory valuation.

5.  INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. On January 9, 2001, Century filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In the quarter ended December 23, 2000, Centennial recorded an adjustment to its investment in Century resulting in a $1,700,000 charge to other income since management believes this investment has suffered a decline, which is other-than-temporary. This reduced our carrying value of this Century investment to $0.

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

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


     In the third quarter of fiscal 2001, we entered into a four-year capital lease for new manufacturing equipment with a monthly payment of approximately $10,000.

7.  RELATED PARTY TRANSACTIONS

    Beginning in March 2000, we began purchasing a significant portion of our raw materials, mostly memory chips, directly from Intel Corporation, which holds all of our issued and outstanding preferred stock, which currently is convertible into 600,000 shares of common stock. Purchases directly from Intel Corporation for the nine months ended December 23, 2000 were $18.0 million of which $2.2 million is included in accounts payable as of December 23, 2000. Included in other assets is $68,000 in loans made to our President and Chief Executive Officer in the quarter ended December 23, 2000. These loans are due and payable on December 31, 2001, and bear interest at the rate of 6.45%.

     During the nine months ended December 23, 2000, Centennial had sales, in the normal course of business, of $276,000 to Elan Digital Systems Limited ("Elan"), a company in which Centennial holds an investment accounted for under the cost method, all of which is in accounts receivable at December 23, 2000. Furthermore, Centennial made purchases directly from Elan during the nine months ended December 23, 2000 of $217,000 of which $38,000 is included in accounts payable at December 23, 2000.

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

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties. In return, we paid $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation

                          CENTENNIAL TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We cooperated fully with the SEC and on September 26, 2000 we entered into an administrative proceeding fully resolving the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements.

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

     In the year ended March 25, 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of June 24, 2000 and 28,750 shares were issued on January 8, 2001, and the payment of $50,000 for notice and administrative costs. In the year ended March 25, 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in our weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

     In May 12, 2000, we received a complaint from Mr. Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     On July 13, 2000, we received a complaint from Mr. Thomas L. DePetrillo alleging that he was owed approximately $1,000,000 in connection with securities that Mr. DePetrillo claims were not delivered on a timely basis. This lawsuit included allegations substantially identical to those asserted by Mr. DePetrillo in a lawsuit filed against us in July 1998. In October 2000, we settled the complaint from Mr. DePetrillo in return for a cash payment of $375,000.

  On February 2, 2001, we were notified of a complaint filed against us by Onyx, Inc. ("Onyx"). Onyx served as one of our exclusive sales representatives for certain products in five New England states during the mid-1990's. Onyx alleges that we failed to provide it with an appropriate accounting of commissions due it and failed to pay all commissions due. Because of the early stage of this litigation, we are unable to make any assessment as to its likely outcome.


9. SUBSEQUENT EVENT

MERGER AGREEMENT

     On January 22, 2001, we entered into an Agreement and Plan of Merger and Reorganization with Solectron Corporation ("Solectron"). Under the terms of the agreement, Solectron will issue or reserve for issuance upon the exercise of assumed stock options approximately 2.96 million shares of Solectron common stock in exchange for all of our fully diluted equity, including all of

                          CENTENNIAL TECHNOLOGIES, INC.


our outstanding stock options to be assumed by Solectron in connection with the transaction. Based upon the average closing price of Solectron common stock during the week prior to the agreement, net of the proceeds from the exercise of stock options, the net purchase price of the transaction will be approximately $108 million. Using our capitalization at January 22, 2001 and assuming conversion of our outstanding series B convertible preferred stock, the exchange ratio for the transaction is expected to be approximately 0.536 shares of common stock of Solectron for each share of our common stock. The transaction will be accounted for as a purchase and is expected to close during the second quarter of calendar year 2001. The completion of the transaction is subject to governmental approvals, including antitrust clearance, approval of the transaction by our stockholders and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Except for historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding anticipated revenues and expenses, price competition and erosion, expansion into new markets, future sales mix, future supply of raw materials, gross margins, raw materials inventory procurement practices, Centennial's customer base, future developments involving certain investments, future availability of financing and our potential merger with Solectron Corporation. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those (i) discussed below, (ii) discussed under the heading "Factors That May Affect Future Results", and (iii) identified from time to time in our periodic filings with the SEC under the Securities Exchange Act of 1934, as amended, including, specifically, our annual report on Form 10-K for the year ended March 25, 2000 and our quarterly reports on Form 10-Q since March 25, 2000 and our 8-K filed on January 26, 2001 relating to the agreement and plan of merger with Solectron Corporation. These risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or changes in circumstances after the date hereof.

OVERVIEW

   GENERAL

     We primarily focus on design, manufacturing and marketing of PC cards used for industrial and commercial applications. Our main customers are Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs). Our PC cards provide added functionality to devices containing microprocessors by supplying increased storage capacity, communications capabilities and programmed software for specialized applications.

     On November 30, 2000, after receiving approval for listing, Centennial commenced trading on the Nasdaq National Market under the trading symbol CENL.

     On January 22, 2001, we entered into an Agreement and Plan of Merger and Reorganization with Solectron Corporation ("Solectron"). Under the terms of the agreement, Solectron will issue or reserve for issuance upon the exercise of assumed stock options approximately 2.96 million shares of Solectron common stock in exchange for all of our fully diluted equity, including all of our outstanding stock options to be assumed by Solectron in connection with the transaction. Based upon the average closing price of Solectron common stock during the week prior to the agreement, net of the proceeds from the exercise of stock options, the net purchase price of the transaction will be approximately $108 million. Using our capitalization at January 22, 2001 and assuming conversion of our outstanding series B convertible preferred stock, the exchange ratio for the transaction is expected to be approximately 0.536 shares of common stock for each share of our common stock. The transaction will be accounted for as a purchase and is expected to close during the second quarter of calendar year 2001. The completion of the transaction is subject to governmental approvals, including antitrust clearance, approval of the transaction by our stockholders and other customary closing conditions.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated condensed statements of income data of Centennial expressed as a percentage of net sales:

                                                               Three months ended                    Nine months ended
                                                               ------------------                    -----------------
                                                         December 23,       December 25,      December 23,       December 25,
                                                             2000               1999              2000               1999
                                                             ----               ----              ----               ----
Net sales.........................................          100.0%              100.0%              100.0%              100.0%
Cost of goods sold................................           60.1                60.8                59.5                65.1
                                                        ----------          ----------          ----------          ----------
          Gross profit............................           39.9                39.2                40.5                34.9

Operating expenses:
     Research and development.....................            2.2                 5.2                 2.8                 4.7
     Selling, general and administrative..........           15.2                19.0                13.7                23.3
                                                        ----------          ----------          ----------          ----------
          Operating income .......................           22.5                15.0                24.0                 6.9

Net interest income ..............................            0.2                 0.9                   -                 1.0
Other income, net.................................           (8.0)                  -                (2.9)                2.8
                                                        ----------          ----------          ----------          ----------
          Income before taxes.....................           14.7                15.9                21.1                10.7

 Provision for income taxes.......................            1.4                 0.3                 1.4                 0.2
                                                        ----------          ----------          ----------          ----------
          Net income..............................           13.3%               15.6%               19.7%               10.5%
                                                        ==========          ==========          ==========          ==========

NET SALES

     Net sales increased 145% to $21.0 million in the third quarter of fiscal 2001 ended December 23, 2000 compared to $8.6 million for the same period a year ago. This increase in sales was primarily due to an 81% increase in the average selling price of our products sold in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, combined with a 34% increase in the volume of PC cards sold during the same period and $0.8 million of sales of electronic components, while there were no sales of electronic components in the prior year. Our December 1999 acquisition of the flash memory card business of Intel Corporation combined with the addition of new customers and higher volumes with some existing customers contributed to the increase in the volume of PC cards sold during the third quarter of fiscal 2001. Increasing component costs, combined with a relative increase in the product mix toward more expensive products, contributed to the increase in the average selling price of our products. Net sales increased 155% to $58.4 million for the nine months ended December 23, 2000 compared to $22.9 million for the nine months ended December 25, 1999. For the nine months ended December 23, 2000, there were also approximately $8.8 million of sales of electronic components included in net sales that resulted in a gross profit of approximately $4.4 million. There were no sales of electronic components in the prior year. In certain parts of the Management's Discussion and Analysis Section, we will supplementally discuss sales of PC cards and related products, as we believe this to be more meaningful than total sales because total sales includes sales of electronic components which is not the focus of our business and may not reoccur.

     Over the past few quarters, we believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. We believe these competitors are now able to more readily purchase such components, which may increase competitive pressures and may have an adverse effect on our revenues and gross margins, which could have a material adverse effect on our business, financial condition and results of operations.

     For the three months ended December 23, 2000, Solectron Corporation and Cisco Systems represented 18% and 11%, respectively, of our sales of PC cards and related products. For the nine months ended December 23, 2000, Solectron

Corporation represented 12% of our sales of PC cards and related products. For the three months ended December 25, 1999, Solectron Corporation represented 13% and Lucent technologies 12% of our sales of PC cards and related products. For the nine months ended December 25,1999, Solectron Corporation and Lucent Technologies each accounted for 10% of our sales of PC cards and related products. Nortel Networks engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales of PC cards and related products to Nortel Networks and these contract manufacturers for the three and nine months ended December 23, 2000 were 27% and 22%, respectively. For the three and nine months ended December 25, 1999, sales of PC cards and related products to Nortel
Networks  and  these  contract  manufacturers  were 22% and  20%,  respectively.
Solectron Corporation merged with one of our competitors, SMART Modular Technologies, which could result in a decrease of sales. No other customers represented more than 10% of our sales of PC cards and related products for the three and nine-month periods ended December 23, 2000 and December 25, 1999. Centennial had accounts receivable from Solectron Corporation of $1,555,000 as of December 23, 2000. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, our revenue could decrease which could have a material adverse effect on our business, financial condition and results of operations.

     Approximately 17% and 20% of our sales of PC cards and related products for the three and nine months ended December 23, 2000, respectively, were outside the United States, primarily in several Western European countries, Israel and Canada. For the three and nine months ended December 25, 1999, approximately 20% and 18%, respectively, of our sales were outside the United States. No one country, other than the United States, comprised more than 10% of our sales for each of the three and nine months ended December 23, 2000 and December 25, 1999.

    On December 29, 1999, we acquired the flash memory card business of Intel Corporation. This acquisition was accounted for as a purchase combination in the fourth quarter of fiscal 2000. For the quarter ended December 23, 2000, we recorded a $0.1 million payable to Intel Corporation as additional consideration which was also recorded as an intangible asset based on orders received and scheduled for shipment during the measurement period.

GROSS PROFIT

     Gross profit from the sale of PC cards and related products increased 142% to $8.1 million or 40% of sales for the three months ended December 23, 2000 compared to $3.4 million or 39% of sales for the same period a year ago. Gross profit from the sales of PC cards and related products increased 142% to $19.3 million or 39% of related sales for the first nine months of fiscal 2001 compared to $8.0 million or 35% of sales for the same period a year ago. The increase in gross profit is attributable to the increase in revenues driven by higher average selling prices and increased volume. The higher gross margin rates are primarily due to increased efficiencies related to the higher revenue levels combined with a relative increase in the product mix of sales toward higher margin products and higher average selling prices for our products. For the nine months ended December 23, 2000, there were also approximately $8.8 million of sales of electronic components that resulted in a gross profit on a proforma basis of approximately $4.4 million. There were no sales of electronic components in the prior year. Sales of electronic components is not the focus of our business; however we may have some sales of electronic components in the future, although we may not assure you as to the nature, timing or amount of sales of electronic components, if any.

RESEARCH AND DEVELOPMENT

      Our research and development expenditures were $0.5 million for the quarter ended December 23, 2000 compared to $0.4 million for the same period a year ago. For the first nine months of fiscal 2001, research and development costs increased 54% to $1.6 million from $1.1 million in the same period of fiscal 2000. The higher research and development costs are generally due to higher engineering material expenditures combined with an increased percentage of employees (both new and existing) focused on research and development projects.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $3.2 million for the quarter ended December 23, 2000 compared to $1.6 million in the same period a year ago. Selling, general and administrative expenses were $8.0 million for the nine months of fiscal 2001, compared to $5.3 million in the same period of fiscal 2000. The increase in selling, general and administrative expenses for the three and nine months ended December 23, 2000, as compared to the same periods a year ago, is primarily due to an increase in personnel-related costs and due to significant bonuses earned by senior management and approved by the Board of Directors. We expect to incur significant professional and advisory fees in connection with our efforts to merge with Solectron Corporation.

OTHER INCOME

     Net interest income for the three months ended December 23, 2000 was $48,000, compared to net interest income of $80,000 for the three months ended December 25, 1999. Net interest expense was $23,000 for the nine months ended December 23, 2000 and net interest income was $230,000 for the nine months ended December 25, 1999. The change to net interest expense (income) is due to interest expense on the $4.0 million note payable to Intel Corporation combined with less interest income due to reduced cash balances. The note was repaid in full in September 2000.

INCOME TAXES

     We estimate that the effective tax rate for fiscal 2001 will be approximately 6%, an increase from approximately 2% in fiscal 2000. The increase is attributable to higher profitability and the anticipated utilization of our remaining state net operating loss carryforwards.

EARNINGS PER SHARE

     In December 1999, we issued preferred stock to Intel Corporation related to the acquisition of its flash memory card business. As a result of this transaction, diluted weighted average outstanding shares increased by 600,000 shares for the three and nine months ended December 23, 2000 as compared to the same periods ended December 25, 1999. Additionally, the effect of stock options increased diluted weighted average outstanding shares by approximately 900,000 for the three months ended December 23, 2000 as compared to December 25, 1999 and 700,000 for the nine months ended for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operating activities primarily from public and private offerings of equity securities, loans from financial institutions and positive cash flows from operations. At December 23, 2000, we had cash and cash equivalents of $9.1 million. We believe that the existing cash and cash equivalents, together with cash flow from operations and available financing arrangements, including our revolving credit line, will be sufficient to meet our current anticipated working capital and capital expenditure requirements for the foreseeable future.

OPERATING ACTIVITIES

    During the first nine months of fiscal 2001, working capital increased $13.5 million to $24.8 million at December 23, 2000, compared to working capital of $11.3 million at March 25, 2000. This increase is due principally to the net income of $11.5 million in the nine months ended December 23, 2000.

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

     Net capital expenditures amounted to $533,000 for the nine months ended December 23, 2000 compared to $307,000 for the nine months ended December 25, 1999.

FINANCING TRANSACTIONS

     In the third quarter of fiscal 2001, we entered into a four-year capital lease for new manufacturing equipment with a monthly payment of approximately $10,000.

INVESTMENT IN CENTURY ELECTRONICS MANUFACTURING, INC.

     Since October 1996, we have held an interest in Century Electronics Manufacturing, Inc. ("Century"), a contract manufacturer. On January 9, 2001, Century filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In the quarter ended December 23, 2000, Centennial recorded an adjustment to its investment in Century resulting in a $1,700,000 charge to other income since management believes that this investment has suffered a decline, which is other-than-temporary. This reduced our carrying value of this Century investment to $0.

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

     We maintain levels of inventories that we believe are appropriate based upon assumptions concerning our growth, mix of sales, and availability and pricing of raw materials. Changes in those underlying assumptions could cause us to have too much, too little or an improper mix of inventory. This could increase our costs, decrease our revenues and have a material adverse effect on our business, financial condition and results of operations.

     We purchase some key components from single source vendors for which alternative sources are not currently available. Furthermore, we do not maintain long-term supply agreements with our vendors. The inability to develop alternative sources for these single source components or to obtain sufficient quantities of components could result in delays or reductions in product shipments, or higher prices for these components, or both, any of which could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that one or more of our vendors will not reduce supplies to us.

WE DEPEND ON A SMALL NUMBER OF LARGE CUSTOMERS TO PURCHASE OUR PRODUCTS, THE LOSS OF ONE OR MORE OF WHICH COULD ADVERSELY IMPACT OUR RESULTS.

     For the three months ended December 23, 2000, Solectron Corporation and Cisco Systems represented 17% and 11%, respectively, of our sales of PC cards and related products. For the nine months ended December 23, 2000, Solectron Corporation represented 12% of our sales of PC cards and related products. For the three months ended December 25, 1999, Solectron Corporation represented 13% of our sales of PC cards and related products. For the nine months ended December 25,1999, Solectron Corporation and Lucent Technologies each accounted for 10% of our sales of PC cards and related products. Nortel Networks engages several contract manufacturers to complete the final assembly of a majority of its products for which we have historically supplied PC cards. Our combined sales of PC cards and related products to Nortel Networks and these contract manufacturers for the three and nine months ended December 23, 2000 were 27% and 22%, respectively. For the three and nine months ended December 25, 1999, sales of PC cards and related products to Nortel Networks and these contract manufacturers were 22% and 20%, respectively. No other customers represented more than 10% of our sales of PC cards and related products for the three and nine-month periods ended December 23, 2000 and December 25, 1999. Centennial had accounts receivable from Solectron Corporation of $1,555,000 as of December 23, 2000. A relatively small number of customers account for a significant percentage of our sales. If any of these customers were to reduce significantly the amount of business they conduct with us, our revenue could decrease which could have a material adverse effect on our business, financial condition and results of operations. In late 1999, Solectron Corporation merged with one of our competitors, SMART Modular Technologies, which could result in a decrease of sales.

     We generally enter into individual purchase orders with our customers and have no firm long-term volume commitments from any of our major customers. We have experienced fluctuations in order levels from period to period and expect that we will continue to experience such fluctuations in the future. Our business, financial condition and results of operations depend in a significant part on our ability to obtain orders from existing and new customers, as well as on the financial condition and success of these customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. Frequent mergers, consolidations, acquisitions, corporate restructurings and changes in management characterize the industries served by us. From time to time, we have experienced reductions in purchase orders from customers as a result of such events. We cannot assure you that such events involving our customers will not result in a significant reduction in the level of our sales to such customers or the termination of our relationship with such customers. In addition, the percentage of our sales to individual customers can and does fluctuate from period to period. Customer orders can be canceled and volume levels can be changed or delayed.

     A majority of our sales are to customers in the electronics industries, which is subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has experienced, and is likely to experience, fluctuations in demand. Economic reports suggest that a weakening of the economy in general and of the electronics industries and telecommunications in particular is occurring. As a result, we have experienced an increase in the cancellation of actual and proposed orders. This may negatively impact our revenue levels. In addition, an industry-wide decline in sales is likely to result in more aggressive pricing pressures, which may reduce our gross margin rates. We anticipate that a significant portion of our sales for the foreseeable future will continue to be concentrated in a small number of customers in the electronics industry.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

     The market in which we compete is intensely competitive. We compete with manufacturers of PC cards and related products, including M-Systems Flash Disk Pioneers Ltd., SanDisk Corporation, Simple Technologies, SMART Modular Technologies, Inc. (a subsidiary of Solectron Corporation), Viking Components, Inc. and White Electronic Designs Corporation as well as with electronic component manufacturers who also manufacture PC cards, including Hitachi Semiconductor, Inc., Mitsubishi Electric Corporation and Sharp Electronics Corporation. Certain of these competitors supply us with raw materials, including electronic components, which are occasionally, subject to industry-wide allocation and were during the nine months ended December 23, 2000. These competitors may have the ability to obtain or manufacture products at lower costs than we can. In addition, many of our competitors or potential competitors have greater name recognition, larger installed bases of customers, more extensive engineering, manufacturing, marketing, distribution and support capabilities and greater financial, technological and personnel resources than we do. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or alternative products that may be less costly or provide additional features.

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

       Over the past few quarters, we believe some of our competitors have had difficulty obtaining certain components and our success in obtaining such components has given us a competitive advantage. We now believe these competitors are able to more readily purchase such components, which may increase competitive pressures and may have an adverse effect on our revenues and gross margins, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Although we have recently experienced an increase in our average sales prices, we have in the past experienced, and may in the future experience, declining average sales prices for our products. The markets in which we compete are characterized by intense competition. Therefore, we expect to experience increasing pricing pressures from our customers in future periods, which may result in declines in average sales prices for our products. We believe that we must continue to achieve manufacturing cost reductions, develop new products that incorporate customized features and increase our volume of PC card sales in order to offset the effect of possible declining average sales prices. If we are not able to achieve such cost reductions, develop new customized products or increase our unit sales volumes, our business, financial condition and results of operations could be materially adversely impacted. In addition, a relative increase in the mix of our business towards lower margin, non-custom PC cards or other products could have a material adverse effect on our business.

OUR MARKET PRICE MAY BE NEGATIVELY IMPACTED IF OUR MERGER WITH SOLECTRON CORPORATION IS NOT CONCLUDED.

         On January 22, 2001, we entered into a merger agreement with Solectron Corporation. Consequently, we believe our stock price has begun to take into account the likelihood of the merger being concluded. Failure to consummate this merger may have a significant negative impact on the market price of our common stock. While we are working to complete the merger prior to or during the second quarter of calendar year 2001, the consummation of the merger is subject to governmental approvals, including antitrust clearance, approval of the transaction by our stockholders and other customary closing conditions, many of which are beyond our control.

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

     The trading price of our common stock may fluctuate widely in response to, among other things, the following:

         o  quarter-to-quarter operating results                  o  industry conditions
         o  awards of orders to us..                              o  new product or product development
            or our competitors.....                                  line-up announcements by us or our competitors
         o  changes in earnings estimates by analysts             o  the perceived likelihood of
                                                                     consummating the merger with Solectron

     We cannot assure you that our future performance will meet the expectations of analysts or investors. In addition, the volatility of the stock markets may cause wide fluctuations in trading prices of securities of high technology companies.

     The trading volumes of our stock have historically been low. The exercise and sale of stock options or the conversion and sale of the preferred stock may have a negative impact on our trading price.

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

FAILURE TO DEVELOP ENHANCEMENTS TO OUR PRODUCTS, NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE CHANGING NEEDS OF OUR CUSTOMERS, RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS WILL IMPAIR OUR ABILITY TO INCREASE OUR MARKET SHARE AND EXPAND OUR BUSINESS.

     Rapid technological change, evolving industry standards and rapid product obsolescence characterize the markets for our products. Rapid technological development substantially shortens product life cycles, and our growth and future success will depend upon our ability, on a timely basis, to develop and introduce new products, to enhance existing products and to adapt products for various industrial applications and equipment platforms. In addition, even after customer acceptance of these products, we will need to be able to promptly implement enhancements and adaptations in response to the these forces. We have limited resources compared to our competitors and focus our development efforts at any given time to a relatively narrow scope of development projects. We cannot assure you that we will select the correct projects for development or that our development efforts will be successful. In addition, no assurance can be given that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that our current or future products will conform to applicable industry standards. If we are unable to introduce new products or enhancements on a timely basis, our business, financial condition and results of operations could be adversely affected.

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

     A number of class members elected not to participate in the Settlement Agreement described above. In September 1999, we reached an agreement with a number of these parties. In return, we paid $500,000 in cash to settle these claims (the "Additional Settlement Agreement"). For the remaining parties who did not participate in the Settlement Agreement or the Additional Settlement Agreement, we believe that the applicable Federal statue of limitations has likely expired and that we do not have material exposure to these parties. During the year ended March 25, 2000, we revised our estimate of the allocation between cash and common stock of the $20 million provision for settlement of all such shareholder litigation recorded during the year ended March 31, 1997 related to the Class Action Litigation. Accordingly, we reclassified certain amounts in the year ended March 25, 2000 from the original settlement reserve to accrued liabilities, representing the Additional Settlement Agreement described above and a remaining estimate of the probable costs to be incurred in connection with the remaining parties not a party to the Settlement Agreement or the Additional Settlement Agreement.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     In February 1997, we were notified that the Boston District Office of the Securities and Exchange Commission ("SEC") was conducting an investigation of us. We cooperated fully with the SEC and on September 26, 2000 we entered into an administrative proceeding fully resolving the issues arising from the conduct of former members of our senior management and the restatement of certain financial statements.

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

     In the year ended March 25, 2000, we settled the WebSecure Securities Litigation in return for the issuance of 43,125 shares of our Common Stock, of which 14,375 shares had been issued as of June 24, 2000, and 28,750 shares were issued on January 8, 2001, and the payment of $50,000 for notice and administrative costs. In the year ended March 25, 2000, we revised our estimate of the expected cost to resolve this matter based on the final settlement amounts, which resulted in income of $940,000. All shares to be issued in connection with this settlement are included in the weighted average shares outstanding calculation from September 17, 1999 forward.

OTHER

     On May 12, 2000, we received a complaint from Mr. Dennis M. O'Connor alleging that he is owed approximately $485,000 in connection with legal services provided by O'Connor, Broude & Aronson prior to May 12, 1997. Because of the early stage of this litigation, we are not able to make an assessment as to its likely outcome.

     On July 13, 2000, we received a complaint from Mr. Thomas L. DePetrillo alleging that he was owed approximately $1,000,000 in connection with securities that Mr. DePetrillo claims were not delivered on a timely basis. This lawsuit included allegations substantially identical to those asserted by Mr. DePetrillo in a lawsuit filed against us in July 1998. In October 2000, we settled the complaint from Mr. DePetrillo in return for a cash payment of $375,000.

On February 2, 2001, we were notified of a complaint filed against us by Onyx, Inc ("Onyx"). Onyx served as one of our exclusive sales representatives for certain products in five New England states during the mid-1990's. Onyx alleges that we failed to provide it with an appropriate accounting of commissions due it and failed to pay all commissions due. Because of the early stage of this litigation, we are unable to make any assessment as to its likely outcome.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

SOLECTRON MERGER AGREEMENT

     On January 22, 2001, we entered into an Agreement and Plan of Merger and Reorganization with Solectron Corporation ("Solectron"). Under the terms of the agreement, Solectron will issue or reserve for issuance upon the exercise of assumed stock options approximately 2.96 million shares of Solectron common stock in exchange for all of our fully diluted equity, including all of our outstanding stock options to be assumed by Solectron in connection with the transaction. Based upon the average closing price of Solectron common stock during the week prior to the agreement, net of the proceeds from the exercise of stock options, the net purchase price of the transaction will be approximately $108 million. Using our capitalization at January 22, 2001 and assuming conversion of our outstanding series B convertible preferred stock, the exchange ratio for the transaction is expected to be approximately 0.536 shares of common stock for each share of our common stock. The transaction will be accounted for as a purchase and is expected to close during the second quarter of calendar year 2001. The completion of the transaction is subject to governmental approvals, including antitrust clearance, approval of the transaction by our stockholders and other customary closing conditions.

NASDAQ LISTING

On November 30, 2000, after receiving approval for listing, Centennial commenced trading on the Nasdaq National Market under the trading symbol CENL.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended December 23, 2000, Centennial filed no reports on Form 8-K.


ITEM
NO.                      DESCRIPTION

2.1      Agreement and Plan of Merger and  Reorganization by and among Solectron
         Corporation,    Centers   Acquisition    Corporation   and   Centennial
         Technologies, Inc., dated as of January 22, 2001. (1)

10 Lease Agreement by and between Centennial Technologies, Inc. and Global Vantage Ltd. dated September 29, 2000.

27       Financial Data Schedule

         (1) Incorporated by reference to Centennial's Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2001.

                                   SIGNATURES

    IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           CENTENNIAL TECHNOLOGIES, INC.


Dated: February 6, 2001                    By: /s/ L. Michael Hone
                                           -------------------------------------
                                           L. Michael Hone
                                           President and Chief Executive Officer



Dated: February 6, 2001                    By: /s/ Richard J. Pulsifer
                                           -------------------------------------
                                           Richard J. Pulsifer
                                           Vice President, Chief Financial
                                           Officer and Secretary